Form 10-Q
period 1995-06-30
DETONICS SMALL ARMS LTD
filed 1995-08-15
CIK 351397

Commission File Number:     2-71136

                   DETONICS SMALL ARMS LIMITED
          (Exact name of registrant as specified in it's charter)

            Washington                          91-1150122
    (State or other Jurisdiction of        (IRS Employer ID No.)
    incorporation or organization)

                     14508 SE 51st, Bellevue, WA  98006
             (Address and zip code of principal executive offices)

    Registrant's telephone number, including area code:  (206) 746-6761



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes:   X               No:

                     DOCUMENTS INCORPORATED BY REFERENCE

    Form S-1, Detonics Small Arms Limited, Commission File No. 2-
    71136, but excluding the balance sheet of Detonics Small Arms
    Limited together with the report of independent certified public accountants, is incorporated by reference.


                       PART I - FINANCIAL INFORMATION

    Item 1:    Financial Statements

    See Appendix A

    Item 2: Management's Discussion and Analysis of the Financial Condition and Results of Operations

    No royalties or other income were booked in the second quarter of 1995.

    The partnership originally had licensed the manufacturing and sale of its products to Detonics Manufacturing Corporation (DMC) a subsidiary of Energy Sciences Corporation, (ESC). DMC, ESC and the Partnership entered Chapter 11 bankruptcy proceedings on April 29, 1986. In late 1987, the Bankruptcy Court approved a sale of all of DMC's assets to a new entity, formed by outside third parties, called New Detonics Manufacturing Corporation, (NDMC).
    By subsequent majority vote of the limited partners of the Partnership, a new license was entered into between the Partnership and NDMC, which called for royalties to begin in late 1991 at the rate of 4% of gross sales. No partnership income was expected before that time.

    On May 13, 1988, ESC's bankruptcy was dismissed and all remaining assets were repossessed by the sole secured creditor of ESC, the firm of Murphy & Elgot. These assets are primarily amounts owed to ESC by the partnerships and the rights to produce products owned by the partnerships. The general partners have begun discussions with Mr. Murphy, (who was also counsel for ESC and the partnerships), on the elimination of most or all the debt owed by the Partnership to ESC, (and now, therefor to Murphy & Elgot).

    As previously reported, the general partners learned in late 1991 that production of firearms at NDMC was suspended in 1991. The general partners have subsequently been advised that Murphy & Elgot, the sole secured creditirs of the original DMC, have moved to have the "soft" assets (the name "Detonics" and the right to manufacture the Detonics designs) which were assigned to NDMC by the Bankruptcy Court be returned to Murphy & Elgot. This occured in September 1992. The general partners have had preliminary discussions with Murphy & Elgot regarding future attempts to recommercialize the products. There can be no guarantee that it will be possible to arrange for production of any of the Partnership's products and no royalties are expected for 1995.


                       PART II - OTHER INFORMATION

    Item 1:    Legal Proceedings

    The staff of the Securities and Exchange Commission's Division of Enforcement recommended to the Commission that it authorize the staff to file a civil injunction action against the Partnership and Messrs. Maes and Steffey to require timely filing of reports with the commission. Such an injunction was entered on June 25, 1986. All subsequent reports have been timely filed.

    On October 16, 1989 the U.S. Bankruptcy Court ordered the conversion of the partnership's Chapter 11 to a Chapter 7. On May 11, 1990, the partnership filed an amended motion to dismiss the Chapter 7. The motion was granted on June 21, 1990 and the partnership is no longer in bankruptcy.

    In March 1993, the partnership received a "Notice of Beginning of Administrative Proceeding" from the Internal Revenue Service. The issue was a possible finding that the partnership "burned out" and is subject to recapture. Thje general partners are of the position that the products and the partnership remain viable. In July, 1993, the general partners received notification from the IRS that they did not intend to make any changes as a result of that Administrave Proceeding. The IRS has the right to bring the subject up again.

    Item 2:  Changes In Securities: None

    Item 3:  Defaults Upon Senior Securities: None

    Item 4:  Submission Of Matters To A Vote Of Security Holders: None

    Item 5:  Other Information: None

    Item 6:  Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K

          a) Documents filed as part of this Report: Unaudited financial statement.

          b)   Reports on Form 8-K: None.


                              Appendix A

                       DETONICS SMALL ARMS LIMITED
                             BALANCE SHEET
                             JUNE 30, 1995
                              (UNAUDITED)


    ASSETS
    Cash                                       $        0
    Royalties Receivable                                0
                                                    --------
            TOTAL CURRENT ASSETS               $        0

    Intangible Assets Less Amortization                 0
    Receivable from Affiliates Less Allowance           0
                                                    --------
            TOTAL ASSETS                       $        0


    LIABILITIES AND PARTNERS' EQUITY
    Accounts Payable                           $        0
    Taxes Payable                                       0
                                                    --------
            TOTAL CURRENT LIABILITIES                   0

    Payable to Affiliates                         672,769

                                                ------------
            TOTAL LIABILITIES                     672,769

    Partners' Capital
                                                 (672,769)
                                                ------------
            TOTAL LIABILITIES
            AND PARTNER'S EQUITY                        0


                         DETONICS SMALL ARMS LIMITED
                            STATEMENT OF INCOME
                           FOR THE QUARTER ENDING
                               JUNE 30, 1995
                                (UNAUDITED)


    Royalty Revenue                                   $   0

    Expenses                                              0
                                                         -----
    Net Income (Loss)                                 $   0

    NOTE: The products owned by the Partnership were licensed to New Detonics Manufacturing Corporation (NDMC). Under the terms of that license, royalties were not scheduled to be paid to the Partnership until late 1991. NDMC suspended production of all firearms and the license with NDMC has been terminated. As of August 1995, there are no new license agreements in existance or under negotiation.



                         DETONICS SMALL ARMS LIMITED
                          STATEMENT OF CASH FLOWS
                           FOR THE QUARTER ENDING
                               JUNE 30, 1995
                                (UNAUDITED)


    Net Cash Provided By Operating Activities            $ 0

    Net Cash Used By Investing Activities                  0

    Net Cash Provided By Financing Activities              0
                                                          -----
    Net Increase In Cash                                 $ 0

      Cash At Beginning Of Period                        $ 0
                                                         ------
      Cash At End Of Period                              $ 0




                            SIGNATURES

    Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DETONICS SMALL ARMS LIMITED
                                     (Registrant)

         08/14/95           Michel E. Maes, General Partner
           Date               (Signature)