Form 10-K
period 1995-12-31
DETONICS SMALL ARMS LTD
filed 1996-03-29
CIK 351397

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549


              Annual Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934


    For fiscal year ended:     December 31, 1995

    Commission File Number:    2-71136


                        DETONICS SMALL ARMS LIMITED
          (Exact name of registrant as specified in it's charter)

       Washington                           91-1150122
    State or other Jurisdiction of         (IRS Employer ID No.)
    incorporation or organization

                     14508 SE 51st, Bellevue, WA  98006
             (Address and zip code of principal executive offices)

    Registrant's telephone number, including area code:  (206) 746-6761

    Securities registered pursuant to Section 12(b) of the Act:  None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X               No

                     DOCUMENTS INCORPORATED BY REFERENCE

    Form S-1, Detonics Small Arms Limited, Commission File No. 2-71136, but excluding the balance sheet of Detonics Small Arms Limited and Technology Development Corporation together with the report of independent certified public accountants, is incorporated by reference in Items 1, 5, 11 and 13.

    Exhibit Index Pgs.  8-15



    Item 1:  Description of Business

    Detonics Small Arms Limited (hereinafter called the "Partnership"), is a Washington State limited partnership organized as of January 28, 1981 for the purpose of acquiring the rights in a group of related firearms products and developing these products further to a point where they could be commercially produced and marketed. The Partnership conducts no other business. Michel E. Maes and Sidney H. Woodcock are General Partners, and may remain as General Partners for the life of the Partnership unless removed pursuant to the Partnership Agreement. The sale of the Limited Partnership Interests in the Partnership were made pursuant to Registration Statement No. 2-71136 filed with the Securities and Exchange Commission and declared effective on October 23, 1981. The purchasers of said Limited Partnership Interests for Phases 1, 2, 3, 4, 5 and 6 of the Partnership are the Limited Partners of the Partnership as of December 31, 1981.

    The Partnership's business is more fully described under the caption "Projects of the Partnership" in the Prospectus forming a part of the Registration Statement described above (Commission File No. 2-71136, hereinafter called the "Prospectus"), which, except for the balance sheet and report of accountants contained herein, is incorporated herein by this reference for all purposes.

    The Partnership has no employees. The Partnership had originally licensed the manufacture and sale of its products to Detonics Manufacturing Corporation, (DMC), a subsidiary of Energy Sciences Corporation, (ESC). The Partnership has subsequently licensed New Detonics Manufacturing Corporation, (NDMC), as more fully described below in Items 3, 4, and 7. The principal products of the partnership are four semi-automatic pistols, called the ScoreMaster, ServiceMaster, Pocket Nine and Large Frame, and a Top Break Revolver. Only the first three were manufactured and sold at DMC during the period from 1983 to 1986. The General Partners were informed that the ScoreMaster and ServiceMaster were put back into production by NDMC in 1989, however, in March 1992 the General Partners were informed production of all firearms had been suspended by NDMC in late 1991. NDMC has abandonded production and ceased operations. In 1992, all manufacturing rights and other intangible assets were returned by NDMC to the Bankruptcy Trustee and subsequently transfered to the sole secured creditor of DMC, the lawfirm of Murphy & Elgot. As of March 1996, none of the Partnership's products are in production. With the cooperation of Murphy & Elgot, the General Partners are seeking a new licensee for those products. The General Partners believe the products to be viable. As in the past, the primary market for the partnership's products is believed to be law enforcement and competitive target shooters. See Item 7 below.

    Item 2:    Properties

    The Partnership does not have any principal plants or physical properties.

    Item 3:    Legal Proceedings

    The staff of the Securities and Exchange Commission's Division of Enforcement recommended to the Commission that it authorize the staff to file a civil injunctive action against Energy Sciences Corporation, Michel E. Maes, and the Partnership to require timely filing of reports with the commission. Such an injunction was entered on June 25, 1986. All subsequent reports have been timely filed.

    On April 29, 1986, Detonics Small Arms Limited filed a petition for Reorganization under Chapter 11 of the Federal Bankruptcy Laws. The petition was filed in the United States Bankruptcy Court for the Western District of Washington, at Seattle, as Case No. 86-02989-Wll. Also, on April 29, 1986, Energy Sciences Corporation and Detonics Manufacturing Corporation filed petitions in the same court. The petitions were assigned Case No.'s 86-02994-Wll and 86-02968-Wlll, respectively.
    Energy Sciences Corporation was dismissed from Chapter 11 on May 13, 1988. ESC had financial dealings and intercompany accounts with the partnership. The assets of ESC, which included amounts owed by the partnership to ESC, were foreclosed upon by the sole secured creditor of ESC, the law firm of Murphy & Elgot, but the full effect on the partnership has not yet been determined: (See Item 7 below). In December 1986, Mr. Maes resigned as Director and Officer of ESC and DMC and was replaced by owners of American Sporting Arms Industries, (ASAI), pursuant to a buy-out offer. ASAI defaulted on the purchase plan and on March 23, 1987, the Bankruptcy Court ordered the appointment of a trustee for ESC, DMC and the partnership. On May 29, 1987, the trustee ordered the removal of all management personnel connected with ASAI and appointed a new manager, Mr. Van der Weij. In August 1987, the sale of all assets of DMC to New Detonics Manufacturing Corporation (NDMC) was approved by the DMC Creditors Committee and the Bankruptcy Court. NDMC defaulted on certain agreements and on September 11, 1992 all remaining assets of DMC were transferred by the Bankruptcy Court to the sole secured creditor, Murphy & Elgot. On October 16, 1989 the United States Bankruptcy Court ordered that the partnership's Chapter 11 be converted to a Chapter 7. The general partners of the partnership filed an ammended motion to dismiss the Chapter 7. This motion was granted on June 21, 1990 and the partnership is no longer in bankruptcy.

    On March 5, 1993, the General Partners received a "Notice Of Beginning Of Administrative Proceeding" from the Internal Revenue Service for the year 1991. The issue is a possible finding that the partnership "burned out" and is subject to recapture. The General Partners are of the position that the products and the partnership remain viable. The General Partners were subsequently notified by the IRS that the IRS intends to make no change for 1991. The General Partners have not been contacted by the IRS regarding other years.

    Item 4:    Submission of Matters to a Vote of Security Holders

                      None

    Item 5: Market Price of and Dividends on the Registrant's Common Equity Related Security Holder Matters

               (a) There is no market for the Securities of the Registrant.

               (b) There are 577 investor limited partners as of December 31, 1995.

               (c) The partnership does not pay dividends. Royalties, based on a percentage of gross sales of the partnership products produced and sold by a licensee of the partnership's products are to be paid to the partnership. Such royalties, if any, will be distributed to the partners, less reserves and payments for partnership operating, maintenance and reporting expenses as determined by the General Partners. Under terms of the license agreement presently in place, royalties were not scheduled to be accrued until late 1991, to be paid in 1992. NDMC, the licensee, has abandonded production and therefore no royalties are being paid. (See Item 7).

    Item 6:    Selected Financial Data

    Detonics Small Arms Limited is a Limited Partnership and the partners hold partnership interests rather than stock. A summary of financial activity for 1995 is as follows:

       Royalty Revenues                                   $  0.00
       Other Revenues                                        0.00
       Loss from Continuing Operations                       0.00
       Net Income per Partnership Unit                       0.00

       Total Assets                                          0.00
       Long Term Obligations                          $664,924.69

       Royalty Payments per Partnerhip Unit                  0.00


    Item 7: Management's Discussion and Analysis of the Financial Condition and Results of Operation

    The partnership owns the proprietary rights to certain products which had been licensed first to Detonics Manufacturing Corporation (DMC) and subsequently to New Detonics Manufacturing Corporation (NDMC). NDMC abandonded the manufacturing rights and the Partnership's products are currently not being manufacture or under license. The partnership conducts no operations itself and its revenues are expected to be solely from royalty income. Under the terms of the license with NDMC, royalties were scheduled to be accrued or paid in early 1992. However, since production has been suspended in late 1991 by NDMC no royalties were accrued. Any sales that occured at NDMC prior to 1992 were not subject to royalties. Therefore, the partnership received and booked no income for the year. The partnership had no operating expenses for the year and no interest expense was accrued due to the uncertainty of intercompany relationships and future transactions between entities. This proceedure was concurred in by the present sole creditor, Murphy
    & Elgot.

    On May 13, 1988, ESC's bankruptcy was dismissed and all remaining ESC assets were repossessed by the sole secured creditor of ESC, Murphy, Elgot & Moore, as represented by Mr. Thomas Murphy. These assets are primarily amounts owed to ESC, and now in turn to Murphy & Elgot, by various partnerships, including this partnership. The General Partners expect to settle the matter by payment to Murphy & Elgot of a small percentage of the partnership's overall royalty cash flow, if any.

    The partnership's success had been dependant on the ability of NDMC, located in Phoenix, Arizona, to manufacture and sell the partnership's products. NDMC's abandonment of production was unexpected and no reason for the decision was given to the Partnership. The Partnership has begun the process of seeking a new licensee, however this effort is dependent on the very limited personal resources of the General Partners. While several preliminary contacts have been made, they have not yet resulted in substantive negotiations and there is no assurance that they will. None-the-less, firearms designs are historically very long lived and the reputation of Detonics appears to remain good, so the General Partners are committed to resuming production, if possible.
    At present, there can be no assurance that the partnership will be able to find a new licensee or that it will receive any royalties.

    Item 8:    Financial Statements and Supplementary Data

               (a) Unaudited financial statements, submitted in accordance with Reg. 210.3-11 of Regulation S-X, are attached as Exhibit 1 and are herein incorporated by reference.

    Item 9:    Disagreements on Accounting and Financial Disclosure
               Matters:

    Detonics Small Arms Limited has no independent accountant at present.

                             PART III

    Item 10:   Directors and Executive Officers of the Registrant

    The Partnership has no directors or officers. Management of the Partnership is vested in the General Partners. The name of each present General Partner of the Partnership, the nature of other positions held by him, and his educational background is below:

    Michel E. Maes, age 58, graduated from the University of Washington in Physics in 1959. He subsequently did post-graduate work in various phases of physics. He was an engineer of the Boeing Company from 1959 to 1961; an engineer and later Director of Advanced Projects for Rocket Research Corporation, from 1961 to 1966; President of Explosives Corporation of America and Chairman of the Board of Petroleum Technology Corporation, both subsidiaries of Rocket Research Corporation, from 1966 to 1971. Up until December 5, 1986, Mr. Maes served as Chairman of the Board at ESC. Mr. Maes is now President of LINC Technology Corporation, an electronics firm.

    Sidney H. Woodcock, age 70, is an internationally recognized expert in the field of nuclear reactor safeguards, and is a principal consultant to the United States Nuclear Regulatory Commission in the area of counter-sabotage, particularly as related to the application of explosives and explosive systems. Mr. Woodcock has over thirty years of experience and was previously employed as Director of Special Projects for Explosives Corporation of America, and as Chief Range Officer, responsible for all explosive technology, for the Battelle Northwest facility of Battelle Memorial Institute at Richland, Washington. From 1976 until 1985, Mr. Woodcock was President of Detonics Manufacturing Corporation.


    Item 11:   Executive Compensation

    The Partnership has no directors, officers or employees and thus pays no direct compensation. The General Partners were paid a one-time management fee in 1982. The General Partners and their affiliates received certain compensation as described in the table "Compensation and Fees to General Partners and Affiliates" in the Prospectus which is hereby incorporated by reference.

    Item 12:   Security Ownership of Certain Beneficial Owners and
               Management

               (a) The only outstanding voting securities of the Limited Partnerships are those Limited Partnership interests owned by investors or their successors in interest. No single person owns 5% or more.

               (b) Security ownership of management

    Title of     Name of Beneficial     Nature of Beneficial   Percent
    Class              Owner                Ownership          of Class

    General      Sidney H. Woodcock     Interest in Profits     2.5
    Partner                                 and Losses
                                        Interest in Cash        2.5
                                        available for Distrb.

    General     Michel E. Maes          Interest in Profits     2.5
    Partner                                 and Losses
                                        Interest in Cash        2.5
                                        Available for Distrb.

               (c) There are no agreements or arrangements known which could affect control of the Partnership.

    Item 13:   Certain Relationships and Related Transactions

    As described in the prospectus, Detonics Small Arms Limited was a party to several contracts with affiliates of the Limited Partners which resulted in compensation to the General Partners. See "Compensation and Fees to the General Partners and Affiliates" and "Certain Transactions" in the Prospectus, which hereby is incorporated herein by reference. Also see Item 7 above.

                              PART IV

    Item 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          a)   Documents filed as part of this Annual Report:
               Unaudited financial statements, filed in accordance with Reg. 210.3-11 of Regulation S-X.

          b)   Reports on Form 8-K:  None




                             SIGNATURES

    Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    Registrant:   Detonics Small Arms Limited

            By:                                    Date:

                  Michel E. Maes, General Partner

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

            By:                                    Date:

                  Michel E. Maes, General Partner

    Supplemental Information to be furnished with Reports filed pursuant to Sections 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

    No annual reports or proxy materials have been or will be sent to security holders.





                        DETONICS SMALL ARMS LIMITED
                               BALANCE SHEET
                         DECEMBER 31, 1995 AND 1994
                                (UNAUDITED)


                                            12/31/95         12/31/94

    ASSETS

    Current Assets:
    Cash                                $         .00              .00
    Royalties Receivable                          .00              .00
                                           __               __


            TOTAL CURRENT ASSETS        $         .00              .00


    Intangible Assets Less Amortization           .00              .00
                                           __               __

            TOTAL ASSETS                          .00              .00



    LIABILITIES AND PARTNERS' CAPITAL:

    Accounts Payable                              .00         7,844.32

                                            __               __

            TOTAL CURRENT LIABILITIES   $         .00         7,844.32


    Payable to Affiliates                  672,769.01       664,924.69
    Partners Capital (Deficit)            (672,769.01)     (672,769.01)
                                           __               __

    TOTAL LIABILITIES & PARTNERS' CAPITAL         .00              .00



    The accompanying notes are an intergral part of the financial statements



                        DETONICS SMALL ARMS LIMITED
                            STATEMENT OF INCOME
                            FOR THE YEAR ENDING
                      DECEMBER 31, 1995, 1994 & 1993
                               (UNAUDITED)


                                       12/31/95       12/31/94       12/31/93
    Revenue
    Royalty Revenue                  $      .00            .00            .00
    Other Revenue                           .00            .00            .00
                                       __             __             __

            TOTAL REVENUE                   .00            .00            .00

    Costs and Expenses:
    Bank Charges                            .00            .00            .00
    Commissions                             .00            .00            .00
    Operating Expense                       .00            .00            .00
    Professional Fees                       .00            .00            .00
    Promotion                               .00            .00            .00
    Supplies                                .00            .00            .00
    Taxes                                   .00            .00            .00

            TOTAL COSTS AND EXPENSES        .00            .00            .00
                                       __             __             __
    Net Income (Loss)                       .00            .00            .00

    The accompanying notes are an integral part of the financial statements


                           DETONICS SMALL ARMS LIMITED
                             STATEMENT OF CASH FLOWS
                               FOR THE YEAR ENDING
                         DECEMBER 31, 1995, 1994, & 1993
                                   (UNAUDITED)




                                        12/31/95     12/31/94      12/31/93


    Net Cash From Operating Activities     $ .00         .00          .00
    Net Cash Used By Investing Activities    .00         .00          .00
    Net Cash From Financing Activities       .00         .00          .00
    Net Increase In Cash                     .00         .00          .00
       Cash At Begining Of Period            .00         .00          .00
       Cash At End Of Period                 .00         .00          .00







                          DETONICS SMALL ARMS LIMITED
                         STATEMENT OF PARTNERS' CAPITAL
                               FOR THE YEAR ENDING
                         DECEMBER 31, 1995, 1994 & 1993
                                   (UNAUDITED)


                                        12/31/95       12/31/94       12/31/93


    Contributions by Partners               0.00           0.00           0.00

    Capital Withdrawals                     0.00           0.00           0.00

    Syndication Costs                       0.00           0.00           0.00

    Accumulated Surplus (Deficit)    (672,769.01)   (672,769.01)   (672,769.01)

    Net Income (Loss)                       0.00           0.00           0.00
                                    __             __             __

    Partners' Capital (Deficit)    (  672,769.01) (  672,769.01) (  672,769.01)


    The accompanying notes are an integral part of the financial statements


                       DETONICS SMALL ARMS LIMITED
                (a Washington State limited partnership)
                    NOTES TO THE FINANCIAL STATEMENTS

    1.  Partnership Organization and Operations

    Detonics Small Arms Limited, a Washington State limited partnership ("the partnership"), was formed on January 28, 1981 for the purpose of raising certain capital through the public offering of Limited Partnership interests (4,250 units; $1,000 per unit), and acquiring the rights to and conducting research and development with respect to a group of small arms products. Subsequently, the Partnership commenced limited manufacturing and marketing activities for certain products.
    The Partnership shall continue for a period of thirty (30) years from the date of organization unless the Partnership is sooner dissolved according to the provisions of the Amended Certificate of Limited Partnership and Agreement. The Partnership has two general partners and limited partners comprised of certain investor groups.

    The Partnership entered the production stage. Development of the small arms products was completed. For admission to the Partnership, an investor is assigned to a group (one group is associated with each phase), based on the timing of receipt of the contribution. 4,250 limited partnership units are outstanding. The units of the Partnership are nonassessable.

    Partners' Capital

    Initial contributions aggregating $4,250,000.00 were made by the Limited Partners in 1981. The General Partners have not and will not make any capital contributions. Partners share in income or loss of the partnership as set forth below.

    Allocation of Income, Loss and Cash Distributions

    The loss attributable to the research and development efforts of each phase was allocated to the partners included in such phase as follows:
             Limited Partners, pro rata                 95%
             General Partners                            5%

    All income and/or loss attributable to the operations after the research and development program has been completed, including revenues derived from the sale or other disposition of any rights or interest, shall be allocated as follows:
             Limited Partners, all groups, pro rata     95%
             General Partners                            5%

    The Limited Partners shall receive one hundred percent of the cash available for distribution, until such time as the Limited Partners have received in distribution an amount equal to the cumulative capital contributions received from Limited Partners.

    After the Limited Partners have received cash distributions in an amount equal to the cumulative capital contributions received from Limited Partners, the General Partners will receive one hundred percent of the cash available for distribution, until such time as the General Partners have received an amount equal to five percent of the cumulative capital contributions received from Limited Partners. Thereafter, the cash available for distribution shall be allocated as follows:

             Limited Partners, all groups, pro rata     95%
             General Partners                            5%

    Upon dissolution of the Partnership, proceeds of the liquidation will be applied in accordance with the terms of the Amended Certificate and Agreement of Limited Partnership in the following order of priority:

         1) To the payment of liabilities of the Partnership and expenses of liquidation;

         2)  To the setting up of any reserves which the General
             Partners may deem reasonably necessary for any contingent or unforeseen liabilities or obligations of the Partnership, or of the General Partners, arising out of or in connection with the Partnership;

         3) To the repayment of the Limited Partners' contributions to the capital of the Partnership, plus an amount equal to six percent of the capital contributions per annum cumulative, less the sum of prior distributions to investors from cash available for distribution;

         4) Any balance then remaining shall be apportioned among all the partners as follows:
               Limited Partners, pro rata                 95%
               General Partners                            5%

    Pursuant to the terms of the Partnership Agreement, the General Partners are not required to contribute to the Partnership any deficit in their capital accounts which exist after application of proceeds of liquidation as set forth above.


    2.  Significant Accounting Policies


        Basis of Reporting

    The records of the Partnership are maintained using the accrual method of accounting. A substantial portion of the transactions of the Limited Partnership have been with the entities affiliated with the General Partners.

             Inventories

    The partnership has no inventories.

             Property and Equipment

    The partnership has no tangable properties.

             Other Assets

    Other assets include capitalized organization and patent costs; these assets are carried at cost and amortized using the straight-line method.

             Offering Costs

    Offering costs, including sale commissions to brokers for sales of limited partnership interests were charged directly to the respective partners' capital account.

             Income Taxes

    The Partnership is not a tax-paying entity. No provision is made in these financial statements for federal and state income taxes.

             Research and Development Expenses

    Research and development costs paid or accrued under terms of a contract with an affiliated company were charged to expense in the period in which the obligation was incurred.


             Net Loss Attributable to Limited Partners Units

    The net loss attributable to each $1,000 limited partnership unit represents the loss for the period allocated to limited partners divided by the number of partnership units outstanding at the end of the period. The net loss allocated to specific individual units will vary from the amount shown depending on the group to which a limited partner has been assigned.

    3.  Amounts Owed to Affiliated Companies

    The Partnership owes amounts to affiliates for work done by such affiliates on its behalf. These amounts have been subject to interest and possible foreclosure.

    Due to the filing of Chapter 11 by the Partnership's affiliate, and by the Partnership, and due to the cessation of commercial activity relating to the Partnership's products, all accrual of interest and right of foreclosure has been suspended since 1987. The Chapter 11 proceeding of the Partnership's affiliate was dismissed on May 13, 1988. However, as of March 1996, no final settlement has been reached with the sole secured creditor of the Partnership's affiliate regarding the debt owed by the Partnership.

    4.  Transactions with Related Parties

    A substantial portion of the transactions of the Partnership have been, and are anticipated in the future to be, with the General Partners and their affiliates. Significant transactions with these parties are summarized in the following paragraph.

    Non-recurring management fees to the General Partners of $106,250 (2.5% of the limited partners' contributions), were incurred in 1981. The fees represent compensation to the General Partners for organization of the Partnership and for expense incurred in connection with the offering of the limited partnership units. The fees were allocated to organization and offering costs.

    An affiliate of the General Partners entered into a fixed price research and development contract with the Partnership. The affiliate received $3,500,000 in cash in 1981 as payment for conducting all present and future research and development for phases 1-6 of the partnership. The affiliate's costs for performing the research and development activities included certain general and administrative and overhead costs allocated by its parent company, an affiliate of the General Partners.

    The Partnership granted to an affiliate of the General Partners, the option to acquire a non-exclusive license to use any products developed by the Partnership for a period defined in the option agreement and an option to acquire an exclusive license to said products within 90 days after termination of the non-exclusive license. The Partnership received $1,000 in 1981 in return for the aforementioned options. Substantially all operating costs of this affiliate have been allocated to the Partnership under this agreement.

    The Partnership was charged for manufacturing, marketing,and general and administrative expenses incurred on behalf of the affiliates of the General Partners. Amounts due to and from affiliated companies are comprised of such charges by affiliates and costs incurred by affiliates on the Partnership's behalf, net of reimbursements and advances made by the Partnership.

    The General Partners have provided management, research and development and other technical services to affiliates which provided services to the Partnership. The General Partners were compensated by the affiliated companies for such services.

    5.  Commitments and Contingencies

    The Partnership has entered into agreements with several individuals to obtain title to inventions and designs relating to the small arms products the Partnership is developing. Pursuant to the terms of the agreements, the individuals will be entitled to royalties of .5% of sales made directly by the Partnership, 5% of any royalties received by the Partnership under licensing agreements associated with the products, and 5% of any amounts received by the Partnership from the sale, assignment or transfer of the rights to the products.