Form 10-Q
period 1996-06-30
DETONICS SMALL ARMS LTD
filed 1996-08-23
CIK 351397

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

    No royalties or other income were booked in the second quarter of 1996.

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

          b)   Reports on Form 8-K: None.


                              Appendix A

                       DETONICS SMALL ARMS LIMITED
                             BALANCE SHEET
                             JUNE 30, 1996
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


                         DETONICS SMALL ARMS LIMITED
                            STATEMENT OF INCOME
                           FOR THE QUARTER ENDING
                               JUNE 30, 1996
                                (UNAUDITED)


    Royalty Revenue                                   $   0

    Expenses                                              0
                                                         -----
    Net Income (Loss)                                 $   0

    NOTE: The products owned by the Partnership were licensed to New Detonics Manufacturing Corporation (NDMC). Under the terms of that license, royalties were not scheduled to be paid to the Partnership until late 1991. NDMC suspended production of all firearms and the license with NDMC has been terminated. As of August 1996, there are no new license agreements in existance or under negotiation.



                         DETONICS SMALL ARMS LIMITED
                          STATEMENT OF CASH FLOWS
                           FOR THE QUARTER ENDING
                               JUNE 30, 1996
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

                                DETONICS SMALL ARMS LIMITED
                                     (Registrant)

         8/13/96           Michel E. Maes, General Partner
           Date               (Signature)