Form 10-Q
period 1996-09-30
DETONICS SMALL ARMS LTD
filed 1996-11-15
CIK 351397

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

    No royalties or other income were booked in the third quarter of 1996.

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

          b)   Reports on Form 8-K: None.


                              Appendix A

                       DETONICS SMALL ARMS LIMITED
                             BALANCE SHEET
                           SEPTEMBER 30, 1996
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


                         DETONICS SMALL ARMS LIMITED
                            STATEMENT OF INCOME
                           FOR THE QUARTER ENDING
                             SEPTEMBER 30, 1996
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



                         DETONICS SMALL ARMS LIMITED
                          STATEMENT OF CASH FLOWS
                           FOR THE QUARTER ENDING
                             SEPTEMBER 30, 1996
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

                                DETONICS SMALL ARMS LIMITED
                                     (Registrant)

         11/12/96           Michel E. Maes, General Partner
           Date               (Signature)