Form 10-Q
period 1997-09-30
DETONICS SMALL ARMS LTD
filed 1997-11-21
CIK 351397

Commission File Number:     2-71136

                   DETONICS SMALL ARMS LIMITED
          (Exact name of registrant as specified in it's charter)

            Washington                          91-1150122
    (State or other Jurisdiction of        (IRS Employer ID No.)
    incorporation or organization)

                     14508 SE 51st, Bellevue, WA  98006
             (Address and zip code of principal executive offices)

    Registrant's telephone number, including area code:  (425) 746-6761



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

    No royalties or other income were booked in the third quarter of 1997.

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

          b)   Reports on Form 8-K: None.


                              Appendix A

                       DETONICS SMALL ARMS LIMITED
                             BALANCE SHEET
                           SEPTEMBER 30, 1997
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


                         DETONICS SMALL ARMS LIMITED
                            STATEMENT OF INCOME
                           FOR THE QUARTER ENDING
                             SEPTEMBER 30, 1997
                                (UNAUDITED)


    Royalty Revenue                                   $   0

    Expenses                                              0
                                                         -----
    Net Income (Loss)                                 $   0

    NOTE: The products owned by the Partnership were licensed to New Detonics Manufacturing Corporation (NDMC). Under the terms of that license, royalties were not scheduled to be paid to the Partnership until late 1991. NDMC suspended production of all firearms and the license with NDMC has been terminated. As of October 1997, there are no new license agreements in existance or under negotiation.



                         DETONICS SMALL ARMS LIMITED
                          STATEMENT OF CASH FLOWS
                           FOR THE QUARTER ENDING
                             SEPTEMBER 30, 1997
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

                                DETONICS SMALL ARMS LIMITED
                                     (Registrant)

          11/6/97           Michel E. Maes, General Partner
           Date               (Signature)