Form 10-Q
period 1998-09-30
DETONICS SMALL ARMS LTD
filed 1998-11-09
CIK 351397

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

    No royalties or other income were booked in the third quarter of 1998.

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

    As previously reported, the general partners learned in late 1991 that production of firearms at NDMC was suspended in 1991. The general partners have subsequently been advised that Murphy & Elgot, the sole secured creditirs of the original DMC, have moved to have the "soft" assets (the name "Detonics" and the right to manufacture the Detonics designs) which were assigned to NDMC by the Bankruptcy Court be returned to Murphy & Elgot. This occured in September 1992. Mr. Murphy passed away in 1997. The general partners have had discussions with Mr. Elgot regarding future attempts to recommercialize the products and he indicated he would likely approve any recommercialization plan that the general partners would be able to obtain. The general partners have been discussing such plans with a third party and a draft license agreement is being reviewed, but, no royalty amounts have been discussed as of November 5, 1998. There can be no guarantee that it will be possible to arrange for production of any of the Partnership's products and no royalties are expected for 1998.


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

          b)   Reports on Form 8-K: None.


                              Appendix A

                       DETONICS SMALL ARMS LIMITED
                             BALANCE SHEET
                           SEPTEMBER 30, 1998
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


                         DETONICS SMALL ARMS LIMITED
                            STATEMENT OF INCOME
                           FOR THE QUARTER ENDING
                             SEPTEMBER 30, 1998
                                (UNAUDITED)


    Royalty Revenue                                   $   0

    Expenses                                              0
                                                         -----
    Net Income (Loss)                                 $   0

    NOTE: The products owned by the Partnership were licensed to New Detonics Manufacturing Corporation (NDMC). Under the terms of that license, royalties were not scheduled to be paid to the Partnership until late 1991. NDMC suspended production of all firearms and the license with NDMC has been terminated. As of November 1998, there are no new license agreements in existance.




                         DETONICS SMALL ARMS LIMITED
                          STATEMENT OF CASH FLOWS
                           FOR THE QUARTER ENDING
                             SEPTEMBER 30, 1998
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

                                DETONICS SMALL ARMS LIMITED
                                     (Registrant)

          11/5/98           Michel E. Maes, General Partner
           Date               (Signature)