Form 10-K
period 1999-12-31
DETONICS SMALL ARMS LTD
filed 2000-03-08
CIK 351397

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549


              Annual Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934


    For fiscal year ended:     December 31, 1999

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

    The Partnership has no employees. The Partnership had originally licensed the manufacture and sale of its products to Detonics Manufacturing Corporation, (DMC), a subsidiary of Energy Sciences Corporation, (ESC). The Partnership has subsequently licensed New Detonics Manufacturing Corporation, (NDMC), as more fully described below in Items 3, 4, and 7. The principal products of the partnership are four semi-automatic pistols, called the ScoreMaster, ServiceMaster, Pocket Nine and Large Frame, and a Top Break Revolver. Only the first three were manufactured and sold at DMC during the period from 1983 to 1986. The General Partners were informed that the ScoreMaster and ServiceMaster were put back into production by NDMC in 1989, however, in March 1992 the General Partners were informed production of all firearms had been suspended by NDMC in late 1991. NDMC has abandonded production and ceased operations. In 1992, all manufacturing rights and other intangible assets were returned by NDMC to the Bankruptcy Trustee and subsequently transfered to the sole secured creditor of DMC, the lawfirm of Murphy & Elgot. Mr. Murphy passed away in 1997 and the firm's interest now belongs to Mr. Elgot. As of March 2000, none of the Partnership's products are in production. With the cooperation of Mr. Elgot, the General Partners are seeking a new licensee for those products. The General Partners believe the products continue to be viable. As in the past, the primary market for the partnership's products is believed to be law enforcement and competitive target shooters. See Item 7 below.

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

               (b) There are 577 investor limited partners as of December 31, 1999.

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

    Item 6:    Selected Financial Data

    Detonics Small Arms Limited is a Limited Partnership and the partners hold partnership interests rather than stock. A summary of financial activity for 1999 is as follows:

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

    The partnership's success had been dependant on the ability of NDMC, located in Phoenix, Arizona, to manufacture and sell the partnership's products. NDMC's abandonment of production was unexpected and no reason for the decision was given to the Partnership. The Partnership has begun the process of seeking a new licensee, however this effort is dependent on the very limited personal resources of the General Partners. While several preliminary contacts have been made, they have not yet resulted in substantive negotiations and there is no assurance that they will. As of March 2000, the General Partners have continued substantive conversations with one specific potential licensee. This potential licensee is a third party company that specializes in advanced manufacturing technology. This company is attempting to obtain financing to produce the partnership's products. Should such financing become available, the partnership expects to negotiate a license with the new group. There can be no assurance that funds can be obtained or that a license satesfactory to the partnership can be negotiated.

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

    Michel E. Maes, age 62, graduated from the University of Washington in Physics in 1959. He subsequently did post-graduate work in various phases of physics. He was an engineer of the Boeing Company from 1959 to 1961; an engineer and later Director of Advanced Projects for Rocket Research Corporation, from 1961 to 1966; President of Explosives Corporation of America and Chairman of the Board of Petroleum Technology Corporation, both subsidiaries of Rocket Research Corporation, from 1966 to 1971. Up until December 5, 1986, Mr. Maes served as Chairman of the Board at ESC. Mr. Maes is now President of LINC Technology Corporation, an electronics firm.

    Sidney H. Woodcock, age 74, is an internationally recognized expert in the field of nuclear reactor safeguards, and is a principal consultant to the United States Nuclear Regulatory Commission in the area of counter-sabotage, particularly as related to the application of explosives and explosive systems. Mr. Woodcock has over thirty years of experience and was previously employed as Director of Special Projects for Explosives Corporation of America, and as Chief Range Officer, responsible for all explosive technology, for the Battelle Northwest facility of Battelle Memorial Institute at Richland, Washington. From 1976 until 1985, Mr. Woodcock was President of Detonics Manufacturing Corporation.


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





                        DETONICS SMALL ARMS LIMITED
                               BALANCE SHEET
                         DECEMBER 31, 1999 AND 1998
                                (UNAUDITED)


                                            12/31/99         12/31/98

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



    The accompanying notes are an intergral part of the financial statements



                        DETONICS SMALL ARMS LIMITED
                            STATEMENT OF INCOME
                            FOR THE YEAR ENDING
                      DECEMBER 31, 1999, 1998 & 1997
                               (UNAUDITED)


                                       12/31/99       12/31/98       12/31/97
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

    The accompanying notes are an integral part of the financial statements


                           DETONICS SMALL ARMS LIMITED
                             STATEMENT OF CASH FLOWS
                               FOR THE YEAR ENDING
                         DECEMBER 31, 1999, 1998, & 1997
                                   (UNAUDITED)




                                        12/31/99    12/31/98     12/31/97


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







                          DETONICS SMALL ARMS LIMITED
                         STATEMENT OF PARTNERS' CAPITAL
                               FOR THE YEAR ENDING
                         DECEMBER 31, 1999, 1998 & 1997
                                   (UNAUDITED)


                                        12/31/99       12/31/98       12/31/97

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

    Due to the filing of Chapter 11 by the Partnership's affiliate, and by the Partnership, and due to the cessation of commercial activity relating to the Partnership's products, all accrual of interest and right of foreclosure has been suspended since 1987. The Chapter 11 proceeding of the Partnership's affiliate was dismissed on May 13, 1988. However, as of March 2000, no final settlement has been reached with the sole secured creditor of the Partnership's affiliate regarding the debt owed by the Partnership.

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