Form 10-Q
period 2000-03-31
DETONICS SMALL ARMS LTD
filed 2000-05-12
CIK 351397

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

    No royalties or other income were booked in the first quarter of 2000.

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

    As previously reported, the general partners learned in late 1991 that production of firearms at NDMC was suspended in 1991. The general partners have subsequently been advised that Murphy & Elgot, the sole secured creditirs of the original DMC, have moved to have the "soft" assets (the name "Detonics" and the right to manufacture the Detonics designs) which were assigned to NDMC by the Bankruptcy Court be returned to Murphy & Elgot. This occured in September 1992. Mr. Murphy passed away in 1997. The general partners have had discussions with Mr. Elgot regarding future attempts to recommercialize the products and he indicated he would likely approve any recommercialization plan that the general partners would be able to obtain. The general partners have been discussing such plans with a third party, but, no royalty amounts have been discussed as of May 8, 2000. There can be no guarantee that it will be possible to arrange for production of any of the Partnership's products and no royalties are expected for 2000.


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

          b)   Reports on Form 8-K: None.


                              Appendix A

                       DETONICS SMALL ARMS LIMITED
                             BALANCE SHEET
                            MARCH 31, 2000
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


                         DETONICS SMALL ARMS LIMITED
                            STATEMENT OF INCOME
                           FOR THE QUARTER ENDING
                              MARCH 31, 2000
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




                         DETONICS SMALL ARMS LIMITED
                          STATEMENT OF CASH FLOWS
                           FOR THE QUARTER ENDING
                              MARCH 31, 2000
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

                                DETONICS SMALL ARMS LIMITED
                                     (Registrant)

         05/08/00            Michel E. Maes, General Partner
           Date               (Signature)