Form 10-Q
period 2000-06-30
DETONICS SMALL ARMS LTD
filed 2000-07-11
CIK 351397

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

Item  1:Financial  Statements

See  Appendix  A

Item 2: Management's Discussion and Analysis of the Financial Condition and Results of Operations

No  royalties  or  other  income  were  booked  in  the second quarter of 2000.

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

As previously reported, the general partners learned in late 1991 that production of firearms at NDMC was suspended in 1991. The general partners have subsequently been advised that Murphy & Elgot, the sole secured creditirs of the original DMC, have moved to have the "soft" assets (the name "Detonics" and the right to manufacture the Detonics designs) which were assigned to NDMC by the Bankruptcy Court be returned to Murphy & Elgot. This occured in September 1992. Mr. Murphy passed away in 1997. The general partners have had discussions with Mr. Elgot regarding future attempts to recommercialize the products and he indicated he would likely approve any recommercialization plan that the general partners would be able to obtain. The general partners have been discussing such plans with a third party, but, no royalty amounts have been discussed as of July 10, 2000. There can be no guarantee that it will be possible to arrange for production of any of the Partnership's products and no royalties are expected for 2000.

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

     b)   Reports  on  Form  8-K:  None.


                                   Appendix A

                           DETONICS SMALL ARMS LIMITED
                                  BALANCE SHEET
                                  JUNE 30, 2000
                                   (UNAUDITED)

ASSETS
Cash                                       $       0
Royalties Receivable                               0
                                           ----------
     TOTAL CURRENT ASSETS                  $       0

Intangible Assets Less Amortization                0
Receivable from Affiliates Less Allowance          0
                                           ----------
     TOTAL ASSETS                          $       0


LIABILITIES AND PARTNERS' EQUITY
Accounts Payable                           $       0
Taxes Payable                                      0
                                           ----------
     TOTAL CURRENT LIABILITIES                     0

Payable to Affiliates                        672,769
                                           ----------
     TOTAL LIABILITIES                       672,769

Partners' Capital
                                            (672,769)
                                           ----------
     TOTAL LIABILITIES
     AND PARTNER'S EQUITY                          0

                           DETONICS SMALL ARMS LIMITED
                               STATEMENT OF INCOME
                             FOR THE QUARTER ENDING
                                  JUNE 30, 2000
                                   (UNAUDITED)


Royalty  Revenue              $   0

Expenses                          0
                             ------
Net  Income  (Loss)          $    0

NOTE: The products owned by the Partnership were licensed to New Detonics Manufacturing Corporation (NDMC). Under the terms of that license, royalties were not scheduled to be paid to the Partnership until late 1991. NDMC suspended production of all firearms and the license with NDMC has been terminated. As of July 2000, there are no new license agreements in existance.



                           DETONICS SMALL ARMS LIMITED
                             STATEMENT OF CASH FLOWS
                             FOR THE QUARTER ENDING
                                  JUNE 30, 2000
                                   (UNAUDITED)


Net  Cash  Provided  By  Operating  Activities         $  0

Net  Cash  Used  By  Investing  Activities                0

Net  Cash  Provided  By  Financing  Activities            0
                                                       ----
Net  Increase  In  Cash                                $  0

     Cash  At  Beginning  Of  Period                   $  0
                                                       ----
     Cash  At  End  Of  Period                         $  0

                                   SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DETONICS  SMALL  ARMS  LIMITED
                                                    (Registrant)

     07/10/00                                Michel  E.  Maes,  General  Partner
       Date                                       (Signature)