Form 10-K
period 2000-12-31
DETONICS SMALL ARMS LTD
filed 2001-03-15
CIK 351397

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549


                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For fiscal year ended:     December 31, 2000

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

           (b)  There are 577 investor limited partners as of December 31, 2000.

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

Item 6:    Selected Financial Data

Detonics Small Arms Limited is a Limited Partnership and the partners hold partnership interests rather than stock. A summary of financial activity for 2000 is as follows:

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

The partnership's success had been dependant on the ability of NDMC, located in Phoenix, Arizona, to manufacture and sell the partnership's products. NDMC's abandonment of production was unexpected and no reason for the decision was given to the Partnership. The Partnership has begun the process of seeking a new licensee, however this effort is dependent on the very limited personal resources of the General Partners. While several preliminary contacts have been made, they have not yet resulted in substantive negotiations and there is no assurance that they will. As of March 2001, the General Partners have continued substantive conversations with a specific potential licensee. This potential licensee would be third party company formed by a California businessman to enter the firearms manucaturing and sales business. He will be joined in this endevor by a noted firearms writer who is currently in the business of manufacturing and selling firearms accessories. These individuals are currently attempting to obtain financing to produce the partnership's products. Should such financing become available, the partnership expects to negotiate a license with the new group. There can be no assurance that funds can be obtained or that a license satesfactory to the partnership can be negotiated.

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

Michel E. Maes, age 63, graduated from the University of Washington in Physics in 1959. He subsequently did post-graduate work in various phases of physics. He was an engineer of the Boeing Company from 1959 to 1961; an engineer and later Director of Advanced Projects for Rocket Research Corporation, from 1961 to 1966; President of Explosives Corporation of America and Chairman of the Board of Petroleum Technology Corporation, both subsidiaries of Rocket Research Corporation, from 1966 to 1971. Up until December 5, 1986, Mr. Maes served as
Chairman of the Board at ESC. Mr. Maes is now President of LINC Technology Corporation, an electronics firm.

Sidney H. Woodcock, age 75, is an internationally recognized expert in the field of nuclear reactor safeguards, and is a principal consultant to the United States Nuclear Regulatory Commission in the area of counter-sabotage, particularly as related to the application of explosives and explosive systems. Mr. Woodcock has over thirty years of experience and was previously employed as Director of Special Projects for Explosives Corporation of America, and as Chief Range Officer, responsible for all explosive technology, for the Battelle Northwest facility of Battelle Memorial Institute at Richland, Washington. From 1976 until 1985, Mr. Woodcock was President of Detonics Manufacturing Corporation.

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

                        DETONICS SMALL ARMS LIMITED
                               BALANCE SHEET
                         DECEMBER 31, 2000 AND 1999
                                (UNAUDITED)


                                            12/31/00        12/31/99
ASSETS

Current Assets:
Cash                                    $         .00              .00
Royalties Receivable                              .00              .00
                                        --------------  ---------------

        TOTAL CURRENT ASSETS            $         .00              .00


Intangible Assets Less Amortization               .00              .00
                                        --------------  ---------------

        TOTAL ASSETS                              .00              .00



LIABILITIES AND PARTNERS' CAPITAL:

Accounts Payable                                  .00              .00
                                        --------------  ---------------

        TOTAL CURRENT LIABILITIES       $         .00              .00


Payable to Affiliates                      672,769.01       672,769.01
Partners Capital (Deficit)                (672,769.01)     (672,769.01)
                                        --------------  ---------------

TOTAL LIABILITIES & PARTNERS' CAPITAL             .00              .00

The accompanying notes are an intergral part of the financial statements

                        DETONICS SMALL ARMS LIMITED
                            STATEMENT OF INCOME
                            FOR THE YEAR ENDING
                      DECEMBER 31, 2000, 1999, & 1998
                               (UNAUDITED)

                                       12/31/00  12/31/99  12/31/98
Revenue
Royalty Revenue                        $    .00       .00       .00
Other Revenue                               .00       .00       .00
                                       --------  --------  --------

        TOTAL REVENUE                       .00       .00       .00

Costs and Expenses:
Bank Charges                                .00       .00       .00
Commissions                                 .00       .00       .00
Operating Expense                           .00       .00       .00
Professional Fees                           .00       .00       .00
Promotion                                   .00       .00       .00
Supplies                                    .00       .00       .00
Taxes                                       .00       .00       .00

        TOTAL COSTS AND EXPENSES            .00       .00       .00
                                       --------  --------  --------
Net Income (Loss)                           .00       .00       .00

The accompanying notes are an integral part of the financial statements

                           DETONICS SMALL ARMS LIMITED
                             STATEMENT OF CASH FLOWS
                               FOR THE YEAR ENDING
                         DECEMBER 31, 2000, 1999, & 1998
                                   (UNAUDITED)


                                      12/31/00  12/31/99  12/31/98

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

                          DETONICS SMALL ARMS LIMITED
                         STATEMENT OF PARTNERS' CAPITAL
                               FOR THE YEAR ENDING
                         DECEMBER 31, 2000, 1999, & 1998
                                   (UNAUDITED)


                                      12/31/00      12/31/99      12/31/98

Contributions by Partners                 0.00          0.00          0.00

Capital Withdrawals                       0.00          0.00          0.00

Syndication Costs                         0.00          0.00          0.00

Accumulated Surplus (Deficit)      (672,769.01)  (672,769.01)  (672,769.01)

Net Income (Loss)                         0.00          0.00          0.00
                                   ------------  ------------  ------------

Partners' Capital (Deficit)        (672,769.01)  (672,769.01)  (672,769.01)

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

Due to the filing of Chapter 11 by the Partnership's affiliate, and by the Partnership, and due to the cessation of commercial activity relating to the Partnership's products, all accrual of interest and right of foreclosure has been suspended since 1987. The Chapter 11 proceeding of the Partnership's affiliate was dismissed on May 13, 1988. However, as of March 2001, no final settlement has been reached with the former secured creditors of the Partnership's affiliate regarding the debt owed by the Partnership.

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