Form 10-Q
period 2001-01-31
DETONICS SMALL ARMS LTD
filed 2001-04-30
CIK 351397

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


                         PART I - FINANCIAL INFORMATION

Item  1:    Financial  Statements

See  Appendix  A

Item 2: Management's Discussion and Analysis of the Financial ondition and Results of Operations

No  royalties  or  other  income  were  booked  in  the  first  quarter of 2001.

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

As previously reported, the general partners learned in late 1991 that production of firearms at NDMC was suspended in 1991. The general partners have subsequently been advised that Murphy & Elgot, the sole secured creditirs of the original DMC, have moved to have the "soft" assets (the name "Detonics" and the right to manufacture the Detonics designs) which were assigned to NDMC by the Bankruptcy Court be returned to Murphy & Elgot. This occured in September 1992. Mr. Murphy passed away in 1997. The general partners have had discussions with Mr. Elgot regarding future attempts to recommercialize the products and he indicated he would likely approve any recommercialization plan that the general partners would be able to obtain. The general partners have been discussing such plans with a third party, (a company being formed by Mr. Jerry Ahern, a noted writer and firearms entreprenuer and Mr. Eric Curly, a California businessman), but, no royalty amounts have been discussed as of April 27, 2001. There can be no guarantee that it will be possible to arrange for production of any of the Partnership's products and no royalties are expected for 2001.


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

          b)   Reports  on  Form  8-K:  None.

                                   Appendix A

                           DETONICS SMALL ARMS LIMITED
                                  BALANCE SHEET
                                 MARCH 31, 2001
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

    Partners'  Capital
                                                 (672,769)
                                                ----------
            TOTAL  LIABILITIES
            AND  PARTNER'S  EQUITY                      0

                           DETONICS SMALL ARMS LIMITED
                               STATEMENT OF INCOME
                             FOR THE QUARTER ENDING
                                 MARCH 31, 2001
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

                           DETONICS SMALL ARMS LIMITED
                             STATEMENT OF CASH FLOWS
                             FOR THE QUARTER ENDING
                                 MARCH 31, 2001
                                   (UNAUDITED)


    Net  Cash  Provided  By  Operating  Activities           $   0

    Net  Cash  Used  By  Investing  Activities                   0

    Net  Cash  Provided  By  Financing  Activities               0
                                                             -----
    Net  Increase  In  Cash                                  $   0

      Cash  At  Beginning  Of  Period                        $   0
                                                             -----
      Cash  At  End  Of  Period                              $   0

                                   SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           DETONICS  SMALL  ARMS  LIMITED
                                                  (Registrant)

     4/27/01                                Michel E. Maes, General Partner
       Date                                        (Signature)