Form 10-Q
period 2001-06-03
DETONICS SMALL ARMS LTD
filed 2001-07-31
CIK 351397

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

    No royalties or other income were booked in the second quarter of 2001.

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

    As previously reported, the general partners learned in late 1991 that production of firearms at NDMC was suspended in 1991. The general partners have subsequently been advised that Murphy & Elgot, the sole secured creditirs of the original DMC, have moved to have the "soft" assets (the name "Detonics" and the right to manufacture the Detonics designs) which were assigned to NDMC by the Bankruptcy Court be returned to Murphy & Elgot. This occured in September 1992. Mr. Murphy passed away in 1997. The general partners have had discussions with Mr. Elgot regarding future attempts to recommercialize the products and he indicated he would likely approve any recommercialization plan that the general partners would be able to obtain. The general partners have been discussing such plans with a third party, (a company being formed by Mr. Jerry Ahern, a noted writer and firearms entreprenuer and Mr. Eric Curly, a California businessman), but, no royalty amounts have been discussed as of July 25, 2001. There can be no guarantee that it will be possible to arrange for production of any of the Partnership's products and no royalties are expected for 2001.


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

          b)   Reports on Form 8-K: None.


                              Appendix A

                       DETONICS SMALL ARMS LIMITED
                             BALANCE SHEET
                             JUNE 30, 2001
                              (UNAUDITED)


    ASSETS
    Cash                                       $        0
    Royalties Receivable                                0
                                               -----------
            TOTAL CURRENT ASSETS               $        0

    Intangible Assets Less Amortization                 0
    Receivable from Affiliates Less Allowance           0
                                               -----------
            TOTAL ASSETS                       $        0


    LIABILITIES AND PARTNERS' EQUITY
    Accounts Payable                           $        0
    Taxes Payable                                       0
                                               -----------
            TOTAL CURRENT LIABILITIES                   0

    Payable to Affiliates                         672,769

                                               -----------
            TOTAL LIABILITIES                     672,769

    Partners' Capital
                                                 (672,769)
                                               -----------
            TOTAL LIABILITIES
            AND PARTNER'S EQUITY                        0


                         DETONICS SMALL ARMS LIMITED
                            STATEMENT OF INCOME
                           FOR THE QUARTER ENDING
                               JUNE 30, 2001
                                (UNAUDITED)


    Royalty Revenue                            $        0

    Expenses                                            0
                                               -----------
    Net Income (Loss)                          $        0

    NOTE: The products owned by the Partnership were licensed to New Detonics Manufacturing Corporation (NDMC). Under the terms of that license, royalties were not scheduled to be paid to the Partnership until late 1991. NDMC suspended production of all firearms and the license with NDMC has been terminated. As of July 2001, there are no new license agreements in existance.




                         DETONICS SMALL ARMS LIMITED
                          STATEMENT OF CASH FLOWS
                           FOR THE QUARTER ENDING
                               JUNE 30, 2001
                                (UNAUDITED)


    Net Cash Provided By Operating Activities  $        0

    Net Cash Used By Investing Activities               0

    Net Cash Provided By Financing Activities           0
                                               -----------
    Net Increase In Cash                       $        0

      Cash At Beginning Of Period              $        0
                                               -----------
      Cash At End Of Period                    $        0




                            SIGNATURES

    Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DETONICS SMALL ARMS LIMITED
                                     (Registrant)

                              /s/  Michel E. Maes
         7/25/01              Michel E. Maes, General Partner
           Date               (Signature)