Form 10-Q
period 2002-06-30
DETONICS SMALL ARMS LTD
filed 2002-07-24
CIK 351397

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

No royalties or other income were booked in the second quarter of 2002.

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

As previously reported, the general partners learned in late 1991 that production of firearms at NDMC was suspended in 1991. The general partners have subsequently been advised that Murphy & Elgot, the sole secured creditirs of the original DMC, have moved to have the "soft" assets (the name "Detonics" and the right to manufacture the Detonics designs) which were assigned to NDMC by the Bankruptcy Court be returned to Murphy & Elgot. This occured in September 1992. Mr. Murphy passed away in 1997. The general partners have had discussions with Mr. Elgot regarding future attempts to recommercialize the products and he indicated he would likely approve any recommercialization plan that the general partners would be able to obtain. The general partners have been discussing such plans with a third party, (a company being formed by Mr. Jerry Ahern, a noted writer and firearms entreprenuer and Mr. Eric Curly, a California businessman). Royalty amounts of 5% of gross sales have been verbally agreed to, but no written agreement has been prepared or signed as July 23, 2002. There can be no guarantee that it will be possible to arrange for production of any of the Partnership's products.


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

     b)   Reports  on  Form  8-K:  None.


                                   Appendix A

                          DETONICS SMALL ARMS LIMITED
                                  BALANCE SHEET
                                  JUNE 30, 2002
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

                         DETONICS SMALL ARMS LIMITED
                            STATEMENT OF INCOME
                           FOR THE QUARTER ENDING
                               JUNE 30, 2002
                                (UNAUDITED)


Royalty Revenue                                     $       0

Expenses                                                    0
                                                    -----------
Net Income (Loss)                                   $       0

NOTE: The products owned by the Partnership were licensed to New Detonics Manufacturing Corporation (NDMC). Under the terms of that license, royalties were not scheduled to be paid to the Partnership until late 1991. NDMC suspended production of all firearms and the license with NDMC has been terminated. As of July 2002, there are no new license agreements in existance.



                         DETONICS SMALL ARMS LIMITED
                          STATEMENT OF CASH FLOWS
                           FOR THE QUARTER ENDING
                               JUNE 30, 2002
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

                                DETONICS SMALL ARMS LIMITED
                                     (Registrant)

     7/23/02             /s/  Michel E. Maes, General Partner
     (Date)                      (Signature)