Form 10-Q
period 2003-03-31
DETONICS SMALL ARMS LTD
filed 2003-04-22
CIK 351397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

[X]  QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF   1934

          For the quarterly period ended March 31, 2003
                                         --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from__________ to __________

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

No royalties or other income were booked in the first quarter of 2003.

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

As previously reported, the general partners learned in late 1991 that production of firearms at NDMC was suspended in 1991. The general partners have subsequently been advised that Murphy & Elgot, the sole secured creditirs of the original DMC, have moved to have the "soft" assets (the name "Detonics" and the right to manufacture the Detonics designs) which were assigned to NDMC by the Bankruptcy Court be returned to Murphy & Elgot. This occured in September 1992. Mr. Murphy passed away in 1997. The general partners have had discussions with Mr. Elgot regarding future attempts to recommercialize the products and he indicated he would likely approve any recommercialization plan that the general partners would be able to obtain. The general partners had been discussing such plans with a third party, (a company being formed by Mr. Jerry Ahern, a noted writer and firearms entreprenuer and Mr. Eric Curly, a California businessman). Royalty amounts of 5% of gross sales have been verbally agreed to, but no written agreement has been prepared or signed as December 31, 2002. Unfortunately, we have just learned that this plan will not take place. Mr. Ahern continues to explore other financing sources and remains optimistic that a new entitiy can be funded that will lincens the partnership's products. There can be no guarantee that it will be possible to arrange for production of any of the Partnership's products.


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

          b)   Reports on Form 8-K: None.

                              Appendix A

                       DETONICS SMALL ARMS LIMITED
                             BALANCE SHEET
                            MARCH 31, 2003
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

                         DETONICS SMALL ARMS LIMITED
                            STATEMENT OF INCOME
                           FOR THE QUARTER ENDING
                              MARCH 31, 2003
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


                         DETONICS SMALL ARMS LIMITED
                          STATEMENT OF CASH FLOWS
                           FOR THE QUARTER ENDING
                              MARCH 31, 2003
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

                                DETONICS SMALL ARMS LIMITED
                                     (Registrant)

        4/21/03            /S/  Michel E. Maes, General Partner
         (Date)                        (Signature)