Form 10-Q
period 2003-09-30
DETONICS SMALL ARMS LTD
filed 2003-10-24
CIK 351397

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

No royalties or other income were booked in the third quarter of 2003.

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

On May 13, 1988, ESC's bankruptcy was dismissed and all remaining assets were repossessed by the sole secured creditor of ESC, the firm of Murphy & Elgot. These assets are primarily amounts owed to ESC by the partnerships and the rights to produce products owned by the partnerships. The general partners had discussions with Mr. Murphy, (who was also counsel for ESC and the partnerships), on the elimination of most or all the debt owed by the Partnership to ESC, (and, therefor to Murphy & Elgot).

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

         b)   Reports on Form 8-K: None.

                              Appendix A

                       DETONICS SMALL ARMS LIMITED
                             BALANCE SHEET
                           SEPTEMBER 30, 2003
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

                         DETONICS SMALL ARMS LIMITED
                            STATEMENT OF INCOME
                           FOR THE QUARTER ENDING
                             SEPTEMBER 30, 2003
                                (UNAUDITED)


    Royalty Revenue                                   $   0

    Expenses                                              0
                                                      -------
    Net Income (Loss)                                 $   0


NOTE: The products owned by the Partnership were licensed to New Detonics Manufacturing Corporation (NDMC). Under the terms of that license, royalties were not scheduled to be paid to the Partnership until late 1991. NDMC suspended production of all firearms and the license with NDMC has been terminated. As of October 2003, there are no new license agreements in existance.

                         DETONICS SMALL ARMS LIMITED
                          STATEMENT OF CASH FLOWS
                           FOR THE QUARTER ENDING
                             SEPTEMBER 30, 2003
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

                               DETONICS SMALL ARMS LIMITED
                                     (Registrant)

        10/23/03         /S/  Michel E. Maes, General Partner
         (Date)                      (Signature)