Form 10-K
period 2003-12-31
DETONICS SMALL ARMS LTD
filed 2004-02-18
CIK 351397

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549


              Annual Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934


    For fiscal year ended:     December 31, 2003

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

               (b) There are 577 investor limited partners as of December 31, 2003.

               (c) The partnership does not pay dividends. Royalties, based on a percentage of gross sales of the partnership products produced and sold by a licensee of the partnership's products are to be paid to the partnership. Such royalties, if any, will be distributed to the partners, less reserves and payments for partnership operating, maintenance and reporting expenses as determined by the General Partners. Under terms of the license agreement presently in place, royalties were not scheduled to be accrued until late 1991, to be paid in 1992. NDMC, the licensee, has abandoned production and therefore no royalties are being paid. (See Item 7).

    Item 6:    Selected Financial Data

    Detonics Small Arms Limited is a Limited Partnership and the partners hold partnership interests rather than stock. A summary of financial activity for 2003 is as follows:

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

    The partnership's success had been dependant on the ability of NDMC, located in Phoenix, Arizona, to manufacture and sell the partnership's products. NDMC's abandonment of production was unexpected and no reason for the decision was given to the Partnership. The Partnership has been seeking a new licensee, however this effort is dependent on the very limited personal resources of the General Partners.

    Mr. Jerry Ahern of Ahern Enterprises, has been assisting the partnership for several years in seeking financing for a third party entity to resume production of some or all of the partnership's products. Mr. Ahern has recently informed the General Partners that he believes his effort has been successful. According to Mr. Ahern a company named Detonics USA LLC has been formed (not owned by the partnership) which will have a booth at the Shot Show held in Las Vegas in February 2004. The partnership has been informed that some financing has been obtained for Detonics USA, LLC., to be used for marketing and an initial production run of pistols based on the original Detonics Combat Master .45 caliber semi-automatic (not one of the partnership's product). The partnership authorized the use of the Detonics name for the new company and at the Shot Show.

    The partnership expects to formalize a license agreement with Detonics USA LLC in the near future which will involve a royalty of about 5% of gross sales of each of the partnership's products manufactured and sold, appropriately divided among all the firmarms partnerships. However, as of the date of this report, there are no written agreements yet in place between Detonics USA LLC and the partnership and there can still be no assurance that this project will ultimately succeed.

    Mr. Ahern will be a principal of the new company. He is a noted writer and authority on firearms and is presently the owner of Ahern Enterprises, which manufactures and sells a line of high quality holsters and firearms accessories. Sid Woodcock, co-General Partner of the partnership will be V.P. of Research & Development and a stockholder of the new company. Michel Maes, also co-General Partner of the partnership, is a principal and co-owner of an electronics company. Mr. Maes will not be a stock holder and is not expected to play an active role in Detonics USA LLC.

    Since firearms designs are historically very long lived and the reputation of Detonics appears to remain good, the General
    Partners are committed to resuming production, if possible.
    However, at present, there can be no assurance that the partnership will receive any royalties.

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

    Michel E. Maes, age 66, graduated from the University of Washington in Physics in 1959. He subsequently did post-graduate work in various phases of physics. He was an engineer of the Boeing Company from 1959 to 1961; an engineer and later Director of Advanced Projects for Rocket Research Corporation, from 1961 to 1966; President of Explosives Corporation of America and Chairman of the Board of Petroleum Technology Corporation, both subsidiaries of Rocket Research Corporation, from 1966 to 1971. Up until December 5, 1986, Mr. Maes served as Chairman of the Board at ESC. Mr. Maes is now President of LINC Technology Corporation, an electronics firm.

    Sidney H. Woodcock, age 78, is an internationally recognized expert in the field of nuclear reactor safeguards, and is a principal consultant to the United States Nuclear Regulatory Commission in the area of counter-sabotage, particularly as related to the application of explosives and explosive systems. Mr. Woodcock has over thirty years of experience and was previously employed as Director of Special Projects for Explosives Corporation of America, and as Chief Range Officer, responsible for all explosive technology, for the Battelle Northwest facility of Battelle Memorial Institute at Richland, Washington. From 1976 until 1985, Mr. Woodcock was President of Detonics Manufacturing Corporation.


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

                        DETONICS SMALL ARMS LIMITED
                               BALANCE SHEET
                         DECEMBER 31, 2003 AND 2002
                                (UNAUDITED)


                                              12/31/03       12/31/02
    ASSETS

    Current Assets:
    Cash                                    $        .00           .00
    Royalties Receivable                             .00           .00
                                               ___           ___

            TOTAL CURRENT ASSETS            $        .00           .00


    Intangible Assets Less Amortization              .00           .00
                                               ___           ___

            TOTAL ASSETS                             .00           .00


     LIABILITIES AND PARTNERS' CAPITAL:

    Accounts Payable                                 .00           .00
                                               ___           ___

            TOTAL CURRENT LIABILITIES       $        .00           .00


    Payable to Affiliates                     672,769.01    672,769.01
    Partners Capital (Deficit)               (672,769.01)  (672,769.01)
                                               ___           ___

    TOTAL LIABILITIES & PARTNERS' CAPITAL            .00           .00


    The accompanying notes are an intergral part of the financial statements



                        DETONICS SMALL ARMS LIMITED
                            STATEMENT OF INCOME
                            FOR THE YEAR ENDING
                      DECEMBER 31, 2003, 2002, & 2001
                               (UNAUDITED)


                                12/31/03   12/31/02  12/31/01
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

                                      ___       ___       ___
    Net Income (Loss)                 .00       .00       .00

    The accompanying notes are an integral part of the financial statements

                           DETONICS SMALL ARMS LIMITED
                             STATEMENT OF CASH FLOWS
                               FOR THE YEAR ENDING
                         DECEMBER 31, 2003, 2002, & 2001
                                   (UNAUDITED)


                                           12/31/03   12/31/02  12/31/01

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



                          DETONICS SMALL ARMS LIMITED
                         STATEMENT OF PARTNERS' CAPITAL
                               FOR THE YEAR ENDING
                         DECEMBER 31, 2003, 2002, & 2001
                                   (UNAUDITED)


                                      12/31/03        12/31/02        12/31/01

    Contributions by Partners               0.00            0.00            0.00

    Capital Withdrawals                     0.00            0.00            0.00

    Syndication Costs                       0.00            0.00            0.00

    Accumulated Surplus (Deficit)    (672,769.01)    (672,769.01)    (672,769.01)

    Net Income (Loss)                       0.00            0.00            0.00
                                    ___             ___             ___

    Partners' Capital (Deficit)      (672,769.01)    (672,769.01)    (672,769.01)

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