Form 10-Q
period 2004-03-31
DETONICS SMALL ARMS LTD
filed 2004-04-22
CIK 351397

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

No royalties or other income were booked in the first quarter of 2004.

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

As previously reported, the general partners learned in late 1991 that production of firearms at NDMC was suspended in 1991. The general partners have subsequently been advised that Murphy & Elgot, the sole secured creditirs of the original DMC, have moved to have the "soft" assets (the name "Detonics" and the right to manufacture the Detonics designs) which were assigned to NDMC by the Bankruptcy Court be returned to Murphy & Elgot. This occured in September 1992. Mr. Murphy passed away in 1997. The general partners have had discussions with Mr. Elgot regarding future attempts to recommercialize the products and he indicated he would likely approve any recommercialization plan that the general partners would be able to obtain. The general partners had been discussing such plans with a third party. Royalty amounts of 5% of gross sales have been verbally agreed to, but no written agreement had been prepared or signed as of December 31, 2002. It was learned in April 2003 that this plan would not take place. Mr. Ahern continued to explore other financing sources and the partnership has signed a three year agreement with Mr. Ahern giving him the exclusive right to seek funding or a partner to reestablish production. There can be no guarantee that it will be possible to arrange for production of any of the Partnership's products.

Mr. Ahern recently informed the General Partners that he believes his effort has been successful. According to Mr. Ahern a company named Detonics USA LLC has been formed (not owned by the partnership) The new company had a booth at the Shot Show held in Las Vegas in February 2004. The partnership has been informed that some financing has been obtained for Detonics USA, LLC., to be used for marketing and an initial production run of pistols based on the original Detonics Combat Master .45 caliber semi- automatic (not one of the partnership's products). The partnership authorized the use of the Detonics name for the new company and at the Shot Show.

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

Mr. Ahern is a principal of the new company. He is a noted writer and authority on firearms and is presently the owner of Ahern Enterprises, which manufactures and sells a line of high quality holsters and firearms accessories. Sid Woodcock, co-General Partner of the partnership will be V.P. of Research & Development and a stockholder of the new company. Michel Maes, also co- General Partner of the partnership, is a principal and co-owner of an electronics company. Mr. Maes will not be a stock holder and is not expected to play an active role in Detonics USA LLC.


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

         b)   Reports on Form 8-K: None.

                                   Appendix A

                          DETONICS SMALL ARMS LIMITED
                                  BALANCE SHEET
                                 MARCH 31, 2004
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

                          DETONICS SMALL ARMS LIMITED
                              STATEMENT OF INCOME
                             FOR THE QUARTER ENDING
                                 MARCH 31, 2004
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

                          DETONICS SMALL ARMS LIMITED
                            STATEMENT OF CASH FLOWS
                             FOR THE QUARTER ENDING
                                 MARCH 31, 2004
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

                            DETONICS SMALL ARMS LIMITED
                                 (Registrant)

    4/21/04         /S/  Michel E. Maes, General Partner
     (Date)                  (Signature)