Form 10-Q
period 2004-06-30
DETONICS SMALL ARMS LTD
filed 2004-08-03
CIK 351397

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

No royalties or other income were booked in the second quarter of 2004.

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

As previously reported, the general partners learned in late 1991 that production of firearms at NDMC was suspended in 1991. The general partners have subsequently been advised that Murphy & Elgot, the sole secured creditors of the original DMC, have moved to have the "soft" assets (the name "Detonics" and the right to manufacture the Detonics designs) which were assigned to NDMC by the Bankruptcy Court be returned to Murphy & Elgot. This occured in September 1992. Mr. Murphy passed away in 1997. The general partners have had discussions with Mr. Elgot regarding future attempts to recommercialize the products and he indicated he would likely approve any recommercialization plan that the general partners would be able to obtain. The general partners had been discussing such plans with a third party. Royalty amounts of 5% of gross sales have been verbally agreed to, but no written agreement had been prepared or signed as of December 31, 2002. It was learned in April 2003 that this plan would not take place. Mr. Ahern continued to explore other financing sources and the partnership has signed a three year agreement with Mr. Ahern giving him the exclusive right to seek funding or a partner to reestablish production. There can be no guarantee that it will be possible to arrange for production of any of the Partnership's products.

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

The partnership expects to formalize a license agreement with Detonics USA LLC in the near future which will involve a royalty of about 5% of gross sales of each of the partnership's products manufactured and sold, appropriately divided among all the firmarms partnerships. A draft license agreement has been received from the attorney for Detonics USA and is being reviewed by the attorney for the partnership. However, as of the date of this report, there are no written agreements yet in place between Detonics USA LLC and the partnership and there can still be no assurance that this project will ultimately succeed.

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

          b)   Reports on Form 8-K: None.

                                   Appendix A

                          DETONICS SMALL ARMS LIMITED
                                  BALANCE SHEET
                                  JUNE 30, 2004
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

                          DETONICS SMALL ARMS LIMITED
                              STATEMENT OF INCOME
                             FOR THE QUARTER ENDING
                                  JUNE 30, 2004
                                  (UNAUDITED)

Royalty Revenue                                                  $    0

Expenses                                                              0
                                                                 ------
Net Income (Loss)                                                $    0

NOTE: The products owned by the Partnership were licensed to New Detonics Manufacturing Corporation (NDMC). Under the terms of that license, royalties were not scheduled to be paid to the Partnership until late 1991. NDMC suspended production of all firearms and the license with NDMC has been terminated. As of July 2004, there are no new license agreements in place.

                          DETONICS SMALL ARMS LIMITED
                            STATEMENT OF CASH FLOWS
                             FOR THE QUARTER ENDING
                                  JUNE 30, 2004
                                  (UNAUDITED)

Net Cash Provided By Operating Activities                         $    0

Net Cash Used By Investing Activities                                  0

Net Cash Provided By Financing Activities                              0
                                                                  ------
Net Increase In Cash                                              $    0

  Cash At Beginning Of Period                                     $    0
                                                                  ------
  Cash At End Of Period                                           $    0

                                   SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DETONICS SMALL ARMS LIMITED
                                     (Registrant)

        7/30/04           /S/  Michel E. Maes, General Partner
         (Date)                    (Signature)