Form 10-Q
period 2004-09-30
DETONICS SMALL ARMS LTD
filed 2004-10-05
CIK 351397

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

No royalties or other income were booked in the third quarter of 2004.

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

As previously reported, the general partners learned in late 1991 that production of firearms at NDMC was suspended in 1991. The general partners have subsequently been advised that Murphy & Elgot, the sole secured creditors of the original DMC, have moved to have the "soft" assets (the name "Detonics" and the right to manufacture the Detonics designs) which were assigned to NDMC by the Bankruptcy Court be returned to Murphy & Elgot and Moore. This occured in September 1992. Mr. Murphy passed away in 1997. The general partners have had discussions with Mr. Elgot regarding future attempts to recommercialize the products and he indicated he would likely approve any recommercialization plan that the general partners would be able to obtain. The general partners had been discussing such plans with a third party. Royalty amounts of 5% of gross sales have been verbally agreed to, but no written agreement had been prepared or signed as of December 31, 2002. It was learned in April 2003 that this plan would not take place. Mr. Ahern continued to explore other financing sources and the partnership has signed a three year agreement with Mr. Ahern giving him the exclusive right to seek funding or a partner to reestablish production. There can be no guarantee that it will be possible to arrange for production of any of the Partnership's products.

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

The partnership has signed a license agreement with Detonics USA LLC which involves a royalty of about 5% of gross sales of each of the partnership's products manufactured and sold, appropriately divided among all the firearms partnerships and shared with Mark Elgot and Richard Moore. The partnership is currently negotiating the split of paid royalties with Mark Elgot and Richard Moore, the succesors of Murphy, Elgot and Moore mention above. There can be no assurance that Detonics USA will succeed and that royalties will be paid.

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

     b)   Reports  on  Form  8-K:  None.


                                   Appendix A

                          DETONICS SMALL ARMS LIMITED
                                  BALANCE SHEET
                               SEPTEMBER 30, 2004
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

                          DETONICS SMALL ARMS LIMITED
                              STATEMENT OF INCOME
                             FOR THE QUARTER ENDING
                               SEPTEMBER 30, 2004
                                  (UNAUDITED)

Royalty Revenue                                                   $0

Expenses                                                           0

                                                               -----
Net Income (Loss)                                                 $0

NOTE: The products owned by the Partnership were licensed to New Detonics Manufacturing Corporation (NDMC). Under the terms of that license, royalties were not scheduled to be paid to the Partnership until late 1991. NDMC suspended production of all firearms and the license with NDMC has been terminated. A new license agreements was signed with Detonics USA in August 2004.

                          DETONICS SMALL ARMS LIMITED
                            STATEMENT OF CASH FLOWS
                             FOR THE QUARTER ENDING
                               SEPTEMBER 30, 2004
                                  (UNAUDITED)

Net Cash Provided By Operating Activities  $0

Net Cash Used By Investing Activities       0

Net Cash Provided By Financing Activities   0

Net Increase In Cash                       $0

  Cash At Beginning Of Period              $0

  Cash At End Of Period                    $0

                                   SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           DETONICS SMALL ARMS LIMITED
                                                  (Registrant)

10/5/04                            /S/ Michel E. Maes, General Partner
 (Date)                                           (Signature)