Form 10-K
period 2004-12-31
DETONICS SMALL ARMS LTD
filed 2005-02-22
CIK 351397

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


    For fiscal year ended:     December 31, 2004

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

The Partnership has no employees. The Partnership had originally licensed the manufacture and sale of its products to Detonics Manufacturing Corporation,
(DMC), a subsidiary of Energy Sciences Corporation, (ESC). The Partnership has subsequently licensed New Detonics Manufacturing Corporation, (NDMC), as more fully described below in Items 3, 4, and 7. The principal products of the partnership are four semi-automatic pistols, called the ScoreMaster, ServiceMaster, Pocket Nine and Large Frame, and a Top Break Revolver. Only the first three were manufactured and sold at DMC during the period from 1983 to 1986. The General Partners were informed that the ScoreMaster and ServiceMaster were put back into production by NDMC in 1989, however, in March 1992 the General Partners were informed production of all firearms had been suspended by NDMC in late 1991. NDMC has abandoned production and ceased operations. In 1992, all manufacturing rights and other intangible assets were returned by NDMC to the Bankruptcy Trustee and subsequently transferred to the sole secured creditor of DMC, the law firm of Murphy & Elgot. Mr. Murphy passed away in 1997 and the firm's interest now belongs to Mr. Elgot. As of March 2003, none of the Partnership's products are in production. With the cooperation of Mr. Elgot, the General Partners are seeking a new licensee for those products. The General Partners believe the products continue to be viable. As in the past, the primary market for the partnership's products is believed to be law enforcement and competitive target shooters. See Item 7 below.

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

On April 29, 1986, Detonics Small Arms Limited filed a petition for Reorganization under Chapter 11 of the Federal Bankruptcy Laws. The petition was filed in the United States Bankruptcy Court for the Western District of Washington, at Seattle, as Case No. 86-02989-Wll. Also, on April 29, 1986, Energy Sciences Corporation and Detonics Manufacturing Corporation filed petitions in the same court. The petitions were assigned Case No.'s 86-02994-Wll and 86-02968-Wlll, respectively. Energy Sciences Corporation was dismissed from Chapter 11 on May 13, 1988. ESC had financial dealings and intercompany accounts with the partnership. The assets of ESC, which included amounts owed by the partnership to ESC, were foreclosed upon by the sole secured creditor of ESC, the law firm of Murphy & Elgot, but the full effect on the partnership has not yet been determined: (See Item 7 below). In December 1986, Mr. Maes resigned as Director and Officer of ESC and DMC and was replaced by owners of American Sporting Arms Industries, (ASAI), pursuant to a buy-out offer. ASAI defaulted on the purchase plan and on March 23, 1987, the Bankruptcy Court ordered the appointment of a trustee for ESC, DMC and the partnership. On May 29, 1987, the trustee ordered the removal of all management personnel connected with ASAI and appointed a new manager, Mr. Van der Weij. In August 1987, the sale of all assets of DMC to New Detonics Manufacturing Corporation (NDMC) was approved by the DMC Creditors Committee and the Bankruptcy Court. NDMC defaulted on certain agreements and on September 11, 1992 all remaining assets of DMC were transferred by the Bankruptcy Court to the sole secured creditor, Murphy & Elgot. On October 16, 1989 the United States Bankruptcy Court ordered that the partnership's Chapter 11 be converted to a Chapter 7. The general partners of the partnership filed an amended motion to dismiss the Chapter 7. This motion was granted on June 21, 1990 and the partnership is no longer in bankruptcy.

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

Item 6:  Selected Financial Data

Detonics Small Arms Limited is a Limited Partnership and the partners hold partnership interests rather than stock. A summary of financial activity for 2003 is as follows:

     Royalty Revenues                             $      0.00
     Other Revenues                                      0.00
     Loss from Continuing Operations                     0.00
     Net Income per Partnership Unit                     0.00

     Total Assets                                        0.00
     Long Term Obligations                        $664,924.69

     Royalty Payments per Partnership Unit               0.00


Item 7:  Management's Discussion and Analysis of the Financial
         Condition and Results of Operation

The partnership owns the proprietary rights to certain products which had been licensed first to Detonics Manufacturing Corporation (DMC) and subsequently to New Detonics Manufacturing Corporation (NDMC). NDMC abandoned the manufacturing rights and the Partnership's products are currently not being manufacture or under license. The partnership conducts no operations itself and its revenues are expected to be solely from royalty income. Under the terms of the license with NDMC, royalties were scheduled to be accrued or paid in early 1992. However, since production has been suspended in late 1991 by NDMC no royalties were accrued. Any sales that occurred at NDMC prior to 1992 were not subject to royalties. Therefore, the partnership received and booked no income for the year. The partnership had no operating expenses for the year and no interest expense was accrued due to the uncertainty of intercompany relationships and future transactions between entities. This procedure was concurred in by the present sole creditor, Murphy & Elgot.

On May 13, 1988, ESC's bankruptcy was dismissed and all remaining ESC assets were repossessed by the sole secured creditor of ESC, Murphy, Elgot & Moore, as represented by Mr. Thomas Murphy. These assets are primarily amounts owed to ESC, and then to Murphy & Elgot, by various partnerships, including this partnership. Mr. Murphy has passed away and the General Partners are negotiating a split of possible royalties from Detonics USA (see below) with Mssrs. Elgot and Moore. Such a split is likely to be between 25 and 40% of the royalties received by the partnership (if any).

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

Mr. Jerry Ahern of Ahern Enterprises, has been assisting the partnership for several years in seeking financing for a third party entity to resume production of some or all of the partnership's products. Mr. Ahern has informed the General Partners that his effort has been successful. According to Mr. Ahern a company named Detonics USA LLC has been formed (not owned by the partnership) which had a booth at the Shot Show held in Las

Vegas in February 2004 and will again in 2005. The partnership has been informed that some financing has been obtained for Detonics USA, LLC., to be used for marketing and an initial production run of pistols based on the original Detonics Combat Master .45 caliber semi-automatic (not one of the partnership's product) which is under way.

The partnership has formalized a license agreement with Detonics USA LLC which involves a royalty of about 4.95% of gross sales of each of the partnership's products manufactured and sold, appropriately divided among all the firearms partnerships. However, there can still be no assurance that this project will ultimately succeed.

Mr. Ahern is a principal of the new company. He is a noted writer and authority on firearms and is presently the owner of Ahern Enterprises, which manufactures and sells a line of high quality holsters and firearms accessories. Sid Woodcock, co-General Partner of the partnership is V.P. of Research & Development and a stockholder of the new company. Michel Maes, also co-General Partner of the partnership, is a principal and co-owner of an electronics company. Mr. Maes will not be a stock holder and is not expected to play an active role in Detonics USA LLC.



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

Michel E. Maes, age 67, graduated from the University of Washington in Physics in 1959. He subsequently did post-graduate work in various phases of physics. He was an engineer of the Boeing Company from 1959 to 1961; an engineer and later Director of Advanced Projects for Rocket Research Corporation, from 1961 to 1966; President of Explosives Corporation of America and Chairman of the Board of Petroleum Technology Corporation, both subsidiaries of Rocket Research Corporation, from 1966 to 1971. Up until December 5, 1986, Mr. Maes served as Chairman of the Board at ESC. Mr. Maes is now President of LINC Technology Corporation, an electronics firm.

Sidney H. Woodcock, age 80, is an internationally recognized expert in the field of nuclear reactor safeguards, and is a principal consultant to the United States Nuclear Regulatory Commission in the area of counter-sabotage, particularly as related to the application of explosives and explosive systems. Mr. Woodcock has over thirty years of experience and was previously employed as Director of Special Projects for Explosives Corporation of America, and as Chief Range Officer, responsible for all explosive technology, for the Battelle Northwest facility of Battelle Memorial Institute at Richland, Washington. From 1976 until 1985, Mr. Woodcock was President of Detonics Manufacturing Corporation.


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

     By:                                    Date: 2-21-05

          Michel E. Maes, General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

     By:                                    Date: 2-21-05

          Michel E. Maes, General Partner

Supplemental Information to be furnished with Reports filed pursuant to Sections 15(d) of the Act by Registrants which have not registered securities pursuant to
Section 12 of the Act.

No annual reports or proxy materials have been or will be sent to security holders.


                           DETONICS SMALL ARMS LIMITED
                                  BALANCE SHEET
                           DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)


                                          12/31/03       12/31/04
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



The accompanying notes are an integral part of the financial statements

                           DETONICS SMALL ARMS LIMITED
                               STATEMENT OF INCOME
                               FOR THE YEAR ENDING
                         DECEMBER 31, 2004, 2003, & 2002
                                   (UNAUDITED)



                           12/31/04   12/31/03  12/31/02
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


The accompanying notes are an integral part of the financial statements

                           DETONICS SMALL ARMS LIMITED
                             STATEMENT OF CASH FLOWS
                               FOR THE YEAR ENDING
                         DECEMBER 31, 2004, 2003, & 2002
                                   (UNAUDITED)


                                       12/31/04   12/31/03  12/31/02

Net Cash From Operating Activities     $     .00       .00       .00
Net Cash Used By Investing Activities        .00       .00       .00
Net Cash From Financing Activities           .00       .00       .00
Net Increase In Cash                         .00       .00       .00
    Cash At Beginning Of Period              .00       .00       .00
    Cash At End Of Period                    .00       .00       .00


                           DETONICS SMALL ARMS LIMITED
                         STATEMENT OF PARTNERS' CAPITAL
                               FOR THE YEAR ENDING
                         DECEMBER 31, 2004, 2003, & 2002
                                   (UNAUDITED)

                                 12/31/04      12/31/03      12/31/02
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

     Inventories

The partnership has no inventories.

     Property and Equipment

The partnership has no tangible properties.

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

The Partnership was charged for manufacturing, marketing, and general and administrative expenses incurred on behalf of the affiliates of the General Partners. Amounts due to and from affiliated companies are comprised of such charges by affiliates and costs incurred by affiliates on the Partnership's behalf, net of reimbursements and advances made by the Partnership.

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