Form 10-Q
period 2005-03-31
DETONICS SMALL ARMS LTD
filed 2005-04-20
CIK 351397

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

No royalties or other income were booked in the first quarter of 2005.

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

Mr. Ahern is a principal of the new company. He is a noted writer and authority on firearms and is presently the owner of Ahern Enterprises, which manufactures and sells a line of high quality holsters and firearms accessories. Sid Woodcock, co-General Partner of the partnership is V.P. of Research & Development and a stockholder of the new company. Michel Maes, also co-General Partner of the partnership, is a principal and co-owner of an electronics company. Mr. Maes is not and will not be a stock holder and is not expected to play an active role in Detonics USA LLC.


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

      b)   Reports on Form 8-K: None.

                                   Appendix A

                          DETONICS SMALL ARMS LIMITED
                                  BALANCE SHEET
                                 MARCH 31, 2005
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


                          DETONICS SMALL ARMS LIMITED
                              STATEMENT OF INCOME
                             FOR THE QUARTER ENDING
                                 MARCH 31, 2005
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



                         DETONICS SMALL ARMS LIMITED
                          STATEMENT OF CASH FLOWS
                           FOR THE QUARTER ENDING
                              MARCH 31, 2005
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

                                        DETONICS SMALL ARMS LIMITED
                                             (Registrant)

     4/20/05                       /S/  Michel E. Maes, General Partner
      (Date)                                (Signature)