Form 10-Q
period 2005-06-30
DETONICS SMALL ARMS LTD
filed 2005-08-11
CIK 351397

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

No royalties or other income were booked in the second quarter of 2005.

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

On May 13, 1988,ESC's bankruptcy was dismissed and all remaining assets were repossessed by the sole secured creditor of ESC, the firm of Murphy & Elgot. These assets are primarily amounts owed to ESC by the partnerships and the rights to produce products owned by the partnerships. The general partners had discussions with Mr. Murphy, (who was also counsel for ESC and the partnerships), on the elimination of most or all the debt owed by the Partnership to ESC, (and, therefor to Murphy & Elgot).

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

      b)   Reports on Form 8-K: None.

                                   Appendix A
                          DETONICS SMALL ARMS LIMITED
                                  BALANCE SHEET
                                  JUNE 30, 2005
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

                          DETONICS SMALL ARMS LIMITED
                              STATEMENT OF INCOME
                             FOR THE QUARTER ENDING
                                  JUNE 30, 2005
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

                          DETONICS SMALL ARMS LIMITED
                            STATEMENT OF CASH FLOWS
                             FOR THE QUARTER ENDING
                                  JUNE 30, 2005
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

                                DETONICS SMALL ARMS LIMITED
                                      (Registrant)

    8/10/05                /S/  Michel E. Maes, General Partner
     (Date)                             (Signature)