Form 10-Q
period 2005-09-30
DETONICS SMALL ARMS LTD
filed 2005-11-07
CIK 351397

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

No royalties or other income were booked in the third quarter of 2005.

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

Mr. Ahern recently informed the General Partners that he believes his effort has been successful. According to Mr. Ahern a company named Detonics USA LLC was formed (not owned by the partnership) The new company had a booth at the Shot Show held in Las Vegas in February 2004 and 2005. The partnership has been informed that some financing has been obtained for Detonics USA, LLC., to be used for marketing and an initial production run of pistols based on the original Detonics Combat Master .45 caliber semi-automatic (not one of the partnership's products). The partnership authorized the use of the Detonics name for the new company and at the Shot Show.

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

Mr. Ahern is a principal of the new company. He is a noted writer and authority on firearms and is presently the owner of Ahern Enterprises, which manufactures and sells a line of high quality holsters and firearms accessories. Sid Woodcock, co-General Partner of the partnership is V.P. of Research & Development and a stockholder of the new company. Michel Maes, also co-General and Managing Partner of the partnership, is a principal and co-owner of an electronics company. Mr. Maes is not and will not be a stock holder and is not expected to play an active role in Detonics USA LLC.


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

       b)   Reports on Form 8-K: None.

Item 9:   Disagreements on Accounting and Financial Disclosure Matters


TASA has no independent accountant at present, in accordance with Rule 3-11 of Regulation S-X

Item 9A     Controls and Procedures

The Partnership's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summerized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and proceedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management including its principal executive and principal financial officers, or persons performing similar functions (the Managing General Partner), as appropriate to allow timely decisions regarding required disclosure.

The Managing General Partner has reviewed the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this Form 10-K report and have concluded that the disclosure controls and proceedures are effective.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



9B   Other Information

None

                                   Appendix A

                          DETONICS SMALL ARMS LIMITED
                                  BALANCE SHEET
                                  SEPT 30, 2005
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

                          DETONICS SMALL ARMS LIMITED
                              STATEMENT OF INCOME
                             FOR THE QUARTER ENDING
                                  SEPT 30, 2005
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

                          DETONICS SMALL ARMS LIMITED
                            STATEMENT OF CASH FLOWS
                             FOR THE QUARTER ENDING
                                  SEPT 30, 2005
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

                                DETONICS SMALL ARMS LIMITED
                                     (Registrant)

11/2/05                 /S/ Michel E. Maes, Managing General Partner
(Date)                           (Signature)