Form 10-K
period 2005-12-31
DETONICS SMALL ARMS LTD
filed 2006-03-24
CIK 351397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                        to
                               ----------------------    -----------------------

Commission file number      2-71136

                          DETONICS SMALL ARMS LIMITED
             (Exact name of registrant as specified in its charter)

               WASHINGTON                              91-1150122
     (State or other jurisdiction of               (I.R.S. employer
      incorporation or organization)              identification no.)

                        14508 SE 51St, Bellevue, WA 98006
              (Address of principal executive offices and zip code)


(Registrant's telephone number, including area code)          425-746-6761

Securities registered pursuant to Section 12(b) of the Act:        None

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
       N/A                                                  N/A

           Securities registered pursuant to Section 12(g) of the Act:
                                (Title of Class)

                          PARTNERSHIP UNITS-NON-TRADING
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                 [ ] Yes  [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                 [ ] Yes  [X] No

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                        [X] Yes  [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated Filer [ ]    Accelerated Filer [ ]   Non-accelerated Filer [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act.)                      [ ] Yes  [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

     Indicate the number of shares outstanding of each of the registrant's
classes of common stock, as of the latest practicable date.         N/A

                      DOCUMENTS INCORPORATED BY REFERENCE.

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

          (b) There are 577 investor limited partners as of December 31, 2005.

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

Item 6:    Selected Financial Data

Detonics Small Arms Limited is a Limited Partnership and the partners hold partnership interests rather than stock. A summary of financial activity for 2005 is as follows:

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

Mr. Jerry Ahern of Ahern Enterprises, has been assisting the partnership for several years in seeking financing for a third party entity to resume production of some or all of the partnership's products. Mr. Ahern has informed the General Partners that his effort has been successful. According to Mr. Ahern a company named Detonics USA LLC has been formed (not owned by the partnership) which had a booth at the Shot Show held in Las

Vegas in February 2004 and in 2005. The partnership has been informed that some financing has been obtained for Detonics USA, LLC., to be used for marketing and an initial production run of pistols based on the original Detonics Combat Master .45 caliber semi-automatic (not one of the partnership's product) which is under way.

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

Item 9:   Disagreements on Accounting and Financial Disclosure Matters

DSAL has no independent accountant at present, in accordance with Rule 3-11 of Regulation S-X


Item 9A   Controls and Procedures


The Partnership's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summerized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and proceedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management including its principal executive and principal financial officers, or persons performing similar functions (the General Partners), as appropriate to allow timely decisions regarding required disclosure.

The General Partners have reviewed the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this Form 10-K report and have concluded that the disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


9B   Other Information

None


                                    PART III

Item 10:  Directors and Executive Officers of the Registrant

The Partnership has no directors or officers. Management of the Partnership is vested in the General Partners. The name of each present General Partner of the Partnership, the nature of other positions held by him, and his educational background is below:

Michel E. Maes, age 68, graduated from the University of Washington in Physics in 1959. He subsequently did post-graduate work in various phases of physics. He was an engineer of the Boeing Company from 1959 to 1961; an engineer and later Director of Advanced Projects for Rocket Research Corporation, from 1961 to 1966; President of Explosives Corporation of America and Chairman of the Board of Petroleum Technology Corporation, both subsidiaries of Rocket Research Corporation, from 1966 to 1971. Up until December 5, 1986, Mr. Maes served as Chairman of the Board at ESC. Mr. Maes is now President of LINC Technology Corporation, an electronics firm.

Sidney H. Woodcock, age 81, is an internationally recognized expert in the field of nuclear reactor safeguards, and is a principal consultant to the United States Nuclear Regulatory Commission in the area of counter-sabotage, particularly as related to the application of explosives and explosive systems. Mr. Woodcock has over thirty years of experience and was previously employed as Director of Special Projects for Explosives Corporation of America, and as Chief Range Officer, responsible for all explosive technology, for the Battelle Northwest facility of Battelle Memorial Institute at Richland, Washington. From 1976 until 1985, Mr. Woodcock was President of Detonics Manufacturing Corporation.


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


Registrant:   Detonics Small Arms Limited

        By:                                       Date: 3-22-06

              Michel E. Maes, Managing General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

        By:                                       Date: 3-22-06

              Michel E. Maes, Managing General Partner


                                   SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Registrant:   Detonics Small Arms Limited

        By:                                       Date: 3-22-06

              Michel E. Maes, Managing General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

        By:                                       Date: 3-22-06

              Michel E. Maes, Managing General Partner

Supplemental Information to be furnished with Reports filed pursuant to Sections 15(d) of the Act by Registrants which have not registered securities pursuant to
Section 12 of the Act.

No annual reports or proxy materials have been or will be sent to security holders.

                        DETONICS SMALL ARMS LIMITED
                               BALANCE SHEET
                         DECEMBER 31, 2005 AND 2004
                                (UNAUDITED)


                                          12/31/05       12/31/04
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

The accompanying notes are an intergral part of the financial statements

                        DETONICS SMALL ARMS LIMITED
                            STATEMENT OF INCOME
                            FOR THE YEAR ENDING
                      DECEMBER 31, 2005, 2004, & 2003
                               (UNAUDITED)


                           12/31/05   12/31/04  12/31/03
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

The accompanying notes are an integral part of the financial statements

                           DETONICS SMALL ARMS LIMITED
                             STATEMENT OF CASH FLOWS
                               FOR THE YEAR ENDING
                         DECEMBER 31, 2005, 2004, & 2003
                                   (UNAUDITED)


                                       12/31/05   12/31/04  12/31/03
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

                          DETONICS SMALL ARMS LIMITED
                         STATEMENT OF PARTNERS' CAPITAL
                               FOR THE YEAR ENDING
                         DECEMBER 31, 2005, 2004, & 2003
                                   (UNAUDITED)


                                  12/31/05      12/31/04      12/31/03

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

4.   *Transactions with Related Parties

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