Form 10-Q
period 2006-03-31
DETONICS SMALL ARMS LTD
filed 2006-05-03
CIK 351397

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

No royalties or other income were booked in the first quarter of 2006.

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

Mr. Ahern has been successful. A company named Detonics USA LLC was formed (not owned by the partnership) The new company had a booth at the Shot Show held in Las Vegas in February 2004 and 2005. The partnership has been informed that some financing has been obtained for Detonics USA, LLC., to be used for marketing and an initial production run of pistols based on the original Detonics Combat Master .45 caliber semi-automatic (not one of the partnership's products).

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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


9B   Other Information

None

                              Appendix A

                       DETONICS SMALL ARMS LIMITED
                             BALANCE SHEET
                             MARCH 31, 2006
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

                         DETONICS SMALL ARMS LIMITED
                            STATEMENT OF INCOME
                           FOR THE QUARTER ENDING
                                 MARCH 31, 2006
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


                          DETONICS SMALL ARMS LIMITED
                            STATEMENT OF CASH FLOWS
                             FOR THE QUARTER ENDING
                                 MARCH 31, 2006
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

                                DETONICS SMALL ARMS LIMITED
                                       (Registrant)

        5/2/06         /S/  Michel E. Maes, Managing General Partner
        (Date)                   (Signature)