Form 10-Q
period 2006-09-30
DETONICS SMALL ARMS LTD
filed 2006-10-26
CIK 351397

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

No royalties or other income were booked in the third quarter of 2006.

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

As previously reported, the general partners learned in late 1991 that production of firearms at NDMC was suspended in 1991. The general partners have subsequently been advised that Murphy & Elgot, the sole secured creditors of the original DMC, have moved to have the "soft" assets (the name "Detonics" and the right to manufacture the Detonics designs) which were assigned to NDMC by the Bankruptcy Court be returned to Murphy & Elgot and Moore. This occured in September 1992. Mr. Murphy passed away in 1997. The general partners have had discussions with Mr. Elgot regarding future attempts to recommercialize the products and he indicated he would approve any recommercialization plan that the general partners would be able to obtain. The general partners had been discussing such plans with a third party. Royalty amounts of 5% of gross sales have been verbally agreed to, but no written agreement had been prepared or signed as of December 31, 2002. It was learned in April 2003 that this plan would not take place. Mr. Ahern continued to explore other financing sources and the partnership has signed a three year agreement with Mr. Ahern giving him the exclusive right to seek funding or a partner to reestablish production. There can be no guarantee that it will be possible to arrange for production of any of the Partnership's products.

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

There were no changes in our internal control over financial reporting during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

9B   Other Information

None

                                   Appendix A

                           DETONICS SMALL ARMS LIMITED
                                  BALANCE SHEET
                               September 30, 2006
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

                           DETONICS SMALL ARMS LIMITED
                               STATEMENT OF INCOME
                             FOR THE QUARTER ENDING
                               September 30, 2006
                                   (UNAUDITED)


Royalty Revenue                                   $       0

Expenses                                                  0
                                                  ----------
Net Income (Loss)                                 $       0


NOTE: The products owned by the Partnership were licensed to New Detonics Manufacturing Corporation (NDMC). Under the terms of that license, royalties were not scheduled to be paid to the Partnership until late 1991. NDMC suspended production of all firearms and the license with NDMC has been terminated. A new license agreement was signed with Detonics USA in August 2004.


                           DETONICS SMALL ARMS LIMITED
                             STATEMENT OF CASH FLOWS
                             FOR THE QUARTER ENDING
                               September 30, 2006
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

                                DETONICS SMALL ARMS LIMITED
                                     (Registrant)

        10/24/06        /S/  Michel E. Maes, Managing General Partner
         (Date)                  (Signature)