Form 10-K
period 2006-12-31
DETONICS SMALL ARMS LTD
filed 2007-03-08
CIK 351397

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For fiscal year ended:     December 31, 2006

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

                       Yes    [X]                No   [ ]

Indicate by check mark whether the registrant (1) has Shell company status, (2) has Voluntary filer status, (3) has Well-known seasoned issure status or (4) has Accelerated status.

Shell company status                        Yes [_]        No [X]

Voluntary filer status                      Yes [_]        No [X]

Well-known seasoned issure status           Yes [_]        No [X]

Accelerated status                          Yes [_]        No [X]

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

           (b)  There are 565 investor limited partners as of December 31, 2006.

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

Item 6:    Selected Financial Data

Detonics Small Arms Limited is a Limited Partnership and the partners hold partnership interests rather than stock. A summary of financial activity for 2006 is as follows:

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

On May 13, 1988, ESC's bankruptcy was dismissed and all remaining ESC assets were repossessed by the sole secured creditor of ESC, Murphy, Elgot & Moore, as represented by Mr. Thomas Murphy. We have recently been informed by Mr. Elgot that it took until 1993 for Murphy, Elgot and Moore to get the Detonics rights back from the bankruptcy trustee. The assets were primarily the rights to use the Detonic tradname and to manufacture and sell the various Detonics designs owned by various partnerships, including this partnership. Mr. Murphy has passed away and the General Partners have negotiated a split of possible royalties from Detonics USA (see below) with Mssrs. Elgot and Moore. The split is 35% to Mssrs. Elgot and Moore (together) and 65% to the partnership for royalties (if any) due from Detonics USA for sales on products owned by the partnership.

The partnership's success had been dependant on the ability of NDMC, located in Phoenix, Arizona, to manufacture and sell the partnership's products. NDMC's abandonment of production was unexpected and no reason for the decision was given to the Partnership. The Partnership then sought a new licensee, however this effort was dependent on the very limited personal resources of the General Partners.

Mr. Jerry Ahern of Ahern Enterprises, had been assisting the partnership for several years in seeking financing for a third party entity to resume production of some or all of the partnership's products. In 2004, Mr. Ahern has informed the General Partners that his effort has been successful. According to Mr. Ahern a company named Detonics USA LLC has been formed (not owned by the partnership) which had a booth at the Shot Show held in Las Vegas in 2004, 2005, 2006 and 2007. The partnership has been informed that financing had been obtained for Detonics USA, LLC., to be used for marketing and an initial production run of pistols based on the original Detonics Combat Master .45 caliber semi-automatic (not one of the partnership's product) which is under way.

The partnership has formalized a license agreement with Detonics USA LLC which involves a royalty of about 4.95% of gross sales of each of the partnership's products manufactured and sold, appropriately divided among all the firmarms partnerships and with Messrs Elgot and Murphy. However, there can still be no assurance that this project will ultimately succeed.

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

Since firearms designs are historically very long lived and the reputation of Detonics appears to remain good, the General Partners has been committed to resuming production. However, at present, there can be no assurance that the partnership will receive any royalties.

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

There were no changes in our internal control over financial reporting during the three months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


9B   Other Information

None

                                    PART III

Item 10:   Directors and Executive Officers of the Registrant

The Partnership has no directors or officers. Management of the Partnership is vested in the General Partners. The name of each present General Partner of the Partnership, the nature of other positions held by him, and his educational background is below:

Michel E. Maes, age 69, graduated from the University of Washington in Physics in 1959. He subsequently did post-graduate work in various phases of physics. He was an engineer of the Boeing Company from 1959 to 1961; an engineer and later Director of Advanced Projects for Rocket Research Corporation, from 1961 to 1966; President of Explosives Corporation of America and Chairman of the Board of Petroleum Technology Corporation, both subsidiaries of Rocket Research Corporation, from 1966 to 1971. Up until December 5, 1986, Mr. Maes served as Chairman of the Board at ESC. Mr. Maes is now President of LINC Technology Corporation, an electronics firm.

Sidney H. Woodcock, age 82, is an internationally recognized expert in the field of nuclear reactor safeguards, and is a principal consultant to the United States Nuclear Regulatory Commission in the area of counter-sabotage, particularly as related to the application of explosives and explosive systems. Mr. Woodcock has over thirty years of experience and was previously employed as Director of Special Projects for Explosives Corporation of America, and as Chief Range Officer, responsible for all explosive technology, for the Battelle Northwest facility of Battelle Memorial Institute at Richland, Washington. From 1976 until 1985, Mr. Woodcock was President of Detonics Manufacturing Corporation.

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

        By:                                   Date: 3-05-07

                    Michel E. Maes, Managing General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

        By:                                   Date: 3-05-07

                    Michel E. Maes, Managing General Partner

Supplemental Information to be furnished with Reports filed pursuant to Sections 15(d) of the Act by Registrants which have not registered securities pursuant to
Section 12 of the Act.

No annual reports or proxy materials have been or will be sent to security holders.

                           DETONICS SMALL ARMS LIMITED
                                  BALANCE SHEET
                           DECEMBER 31, 2006 AND 2005
                                   (UNAUDITED)

                                          12/31/06       12/31/05
ASSETS

Current Assets:
Cash                                    $        .00           .00
Royalties Receivable                             .00           .00
                                                  --            --


    TOTAL CURRENT ASSETS                $        .00           .00


Intangible Assets Less Amortization              .00           .00
                                                  --            --

    TOTAL ASSETS                                 .00           .00



LIABILITIES AND PARTNERS' CAPITAL:

Accounts Payable                                 .00           .00

                                                  --            --

    TOTAL CURRENT LIABILITIES           $        .00           .00


Payable to Affiliates                     672,769.01    672,769.01
Partners Capital (Deficit)               (672,769.01)  (672,769.01)
                                                  --            --

TOTAL LIABILITIES & PARTNERS' CAPITAL            .00           .00

    The accompanying notes are an intergral part of the financial statements

                           DETONICS SMALL ARMS LIMITED
                               STATEMENT OF INCOME
                               FOR THE YEAR ENDING
                         DECEMBER 31, 2006, 2005, & 2004
                                   (UNAUDITED)


                             12/31/06   12/31/05  12/31/04
Revenue
Royalty Revenue              $     .00       .00       .00
Other Revenue                      .00       .00       .00

TOTAL REVENUE                      .00       .00       .00

  Costs and Expenses:
Bank Charges                       .00       .00       .00
Commissions                        .00       .00       .00
Operating Expense                  .00       .00       .00
Professional Fees                  .00       .00       .00
Promotion                          .00       .00       .00
Supplies                           .00       .00       .00
Taxes                              .00       .00       .00

  TOTAL COSTS AND EXPENSES         .00       .00       .00
                                    --        --        --
Net Income (Loss)                  .00       .00       .00

     The accompanying notes are an integral part of the financial statements

                           DETONICS SMALL ARMS LIMITED
                             STATEMENT OF CASH FLOWS
                               FOR THE YEAR ENDING
                         DECEMBER 31, 2006, 2005, & 2004
                                   (UNAUDITED)


                                       12/31/06   12/31/05  12/31/04

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

                           DETONICS SMALL ARMS LIMITED
                         STATEMENT OF PARTNERS' CAPITAL
                               FOR THE YEAR ENDING
                         DECEMBER 31, 2006, 2005, & 2004
                                   (UNAUDITED)

                                 12/31/06      12/31/05      12/31/04
Contributions by Partners             0.00          0.00          0.00

Capital Withdrawals                   0.00          0.00          0.00

Syndication Costs                     0.00          0.00          0.00

Accumulated Surplus (Deficit)  (672,769.01)  (672,769.01)  (672,769.01)

Net Income (Loss)                     0.00          0.00          0.00
                                        --            --            --

Partners' Capital (Deficit)    (672,769.01)  (672,769.01)  (672,769.01)

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