Form 10-Q
period 2007-03-31
DETONICS SMALL ARMS LTD
filed 2007-05-08
CIK 351397

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

No royalties or other income were booked in the first quarter of 2007.

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

Mr. Ahern has been successful. A company named Detonics USA LLC was formed (not owned by the partnership) The new company had a booth at the Shot Show held in Las Vegas in February 2004, 2005, 2006 and 2007. The partnership has been informed that some financing has been obtained for Detonics USA, LLC., to be used for marketing and an initial production run of pistols based on the original Detonics Combat Master .45 caliber semi-automatic (not one of the partnership's products).

The partnership has signed a license agreement with Detonics USA LLC which involves a royalty of about 5% of gross sales of each of the partnership's products manufactured and sold, appropriately divided among all the firearms partnerships and shared with Mark Elgot and Richard Moore in the ratio of 355 to Elgot and Moore combined and 65% to the partnership(s) whose products ahve been sold. There can be no assurance that Detonics USA will succeed and that royalties will be paid.

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

       b)     Reports on Form 8-K: None.

Item 9:     Disagreements on Accounting and Financial Disclosure Matters


TASA has no independent accountant at present, in accordance with Rule 3-11 of Regulation S-X


Item 9A     Controls and Procedures

The Partnership's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summerized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management including its principal executive and principal financial officers, or persons performing similar functions (the Managing General Partner), as appropriate to allow timely decisions regarding required disclosure.

The Managing General Partner has reviewed the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this Form 10-Q report and have concluded that the disclosure controls and proceedures are effective.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

9B     Other Information

None

                                   Appendix A

                           DETONICS SMALL ARMS LIMITED
                                  BALANCE SHEET
                                 March 31, 2007
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

                           DETONICS SMALL ARMS LIMITED
                               STATEMENT OF INCOME
                             FOR THE QUARTER ENDING
                                 March 31, 2007
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

                           DETONICS SMALL ARMS LIMITED
                             STATEMENT OF CASH FLOWS
                             FOR THE QUARTER ENDING
                                 March 31, 2007
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

                                DETONICS SMALL ARMS LIMITED
                                       (Registrant)

        5/4/07        /S/  Michel E. Maes, Managing General Partner
        (Date)                         (Signature)