Form 10-Q
period 2007-06-30
DETONICS SMALL ARMS LTD
filed 2007-07-31
CIK 351397

10-Q

Commission File Number:   2-71136

DETONICS SMALL ARMS LIMITED
(Exact name of registrant as specified in it's charter)

Washington	91-1150122
(State or other Jurisdiction of incorporation or organization)	(IRS Employer ID No.)

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

Yes ☒	No ☐

DOCUMENTS INCORPORATED BY REFERENCE

Form S-1, Detonics Small Arms Limited, Commission File No. 2-71136, but excluding the balance sheet of Detonics Small Arms Limited together with the report of independent certified public accountants, is incorporated by reference.

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

See Appendix A

Item 2:	Management's Discussion and Analysis of the Financial Condition and Results of Operations

No royalties or other income were booked in the second quarter of 2007.

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

Mr. Ahern was successful in finding a backer and a new company named Detonics USA LLC was formed (not owned by the partnership) The partnership signed a license agreement with Detonics USA LLC which involves a royalty of about 5% of gross sales of each of the partnership's products manufactured and sold, appropriately divided among all the firearms partnerships and shared with Mark Elgot and Richard Moore in the ratio of 35% to Elgot and Moore combined and 65% to the partnership(s) whose products ahve been sold. There can be no assurance that Detonics USA will succeed and that royalties will be paid.

Sid Woodcock, co-General Partner of the partnership was V.P. of Research & Development. Michel Maes, also co-General and Managing Partner of the partnership, is a principal and co-owner of an electronics company. Mr. Maes is not a stock holder and has not played an active role in Detonics USA LLC.

The General Partners were recently made aware that Detonics USA had been sold but that shortly thereafter the sale had been voided. The General Partners have been in touch with Detonics USA to determine the status of the company, their plans for the future and the payment of any royalties due but have not heard anything definitive yet.

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

There were no changes in our internal control over financial reporting during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

9B	Other Information

None

Appendix A

DETONICS SMALL ARMS LIMITED
BALANCE SHEET
June 30, 2007
(UNAUDITED)

ASSETS
Cash	$0
Royalties Receivable	0
TOTAL CURRENT ASSETS	$0

Intangible Assets Less Amortization	0
Receivable from Affiliates Less Allowance	0

TOTAL ASSETS	$0

LIABILITIES AND PARTNERS' EQUITY
Accounts Payable	$0
Taxes Payable	0

TOTAL CURRENT LIABILITIES	0

Payable to Affiliates	672,769

TOTAL LIABILITIES	672,769

Partners' Capital	(672,769)

TOTAL LIABILITIES AND PARTNER'S EQUITY	0

DETONICS SMALL ARMS LIMITED
STATEMENT OF INCOME
FOR THE QUARTER ENDING
June 30, 2007
(UNAUDITED)

Royalty Revenue	$0

Expenses	0

Net Income (Loss)	$0

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
June 30, 2007
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

DETONICS SMALL ARMS LIMITED
(Registrant)

7/26/07	/S/ Michel E. Maes, Managing General Partner
(Date)	(Signature)