Form 10-Q
period 2007-09-30
DETONICS SMALL ARMS LTD
filed 2007-10-17
CIK 351397

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

Yes:   ☒               No:   ☐

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

No royalties or other income were booked in the third quarter of 2007.

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

The General Partners were recently made aware that Detonics USA had been sold but that shortly thereafter the sale had been voided. A new party has approached the Partnership directly and indicated interest in taking over the project.  No final agreement has been signed yet.

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

There were no changes in our internal control over financial reporting during the three months ended Septembere 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

9B	Other Information

None

Appendix A

DETONICS SMALL ARMS LIMITED
BALANCE SHEET
Sept. 30, 2007
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
Sept. 30, 2007
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
Sept. 30, 2007
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

DETONICS SMALL ARMS LIMITED
(Registrant)

10/10/07	/S/ Michel E. Maes, Managing General Partner
(Date)	(Signature)