Form 10-Q
period 2008-03-31
DETONICS SMALL ARMS LTD
filed 2008-04-30
CIK 351397

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

No royalties or other income were booked in the first quarter of 2008.

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

Mr. Ahern was successful in finding a backer and a new company named Detonics USA LLC was formed (not owned by the partnership) The partnership signed a license agreement with Detonics USA LLC which involves a royalty of about 5% of gross sales of each of the partnership's products manufactured and sold, appropriately divided among all the firearms partnerships and shared with Mark Elgot and Richard Moore in the ratio of 35% to Elgot and Moore combined and 65% to the partnership(s) whose products have been sold.

Detonics USA was subsequently purchased by Double Nickel LLC in late 2007 and operates as a division of that company.  The partnership payments have been changed to a flat $25.00 per Detonics and 1911A gun sold and $5.00 per non-Detonics gun sold. The split between the partnership and Mark Elgot and Richard Moore remains the same 65%/35%.  There can be no assurance that Double Nickel will succeed and that royalties will be paid.

Sid Woodcock, co-General Partner of the partnership is a consultant to Double Nickel. Michel Maes, also co-General and Managing Partner of the partnership, is a principal and co-owner of an electronics company.  Mr. Maes is not a stock holder and has not played an active role in Double Nickel LLC.

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

There were no changes in our internal control over financial reporting during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

9B	Other Information

None

Appendix A

DETONICS SMALL ARMS LIMITED
BALANCE SHEET
March 31, 2008
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
March 31, 2008
(UNAUDITED)

Royalty Revenue	$0

Expenses	0
Net Income (Loss)	$0

NOTE: The products owned by the Partnership were licensed to New Detonics Manufacturing Corporation (NDMC).  Under the terms of that license, royalties were not scheduled to be paid to the Partnership until late 1991.  NDMC suspended production of all firearms and the license with NDMC has been terminated.  A new intellectual property use agreement was signed with Double Nickel LLC/Detonics in late 2007.

DETONICS SMALL ARMS LIMITED
STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDING
March 31, 2008
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

DETONICS SMALL ARMS LIMITED
(Registrant)

4/28/08	/S/ Michel E. Maes, Managing General Partner
(Date)	(Signature)