Form 10-Q
period 2008-09-30
DETONICS SMALL ARMS LTD
filed 2008-10-15
CIK 351397

10-Q

Commission File Number:     2-71136

DETONICS SMALL ARMS LIMITED
(Exact name of registrant as specified in it's charter)

Washington	1-1150122
(State or other Jurisdiction of incorporation or organization)	IRS Employer ID No.)

14508 SE 51st, Bellevue, WA  98006
(Address and zip code of principal executive offices)

Registrant's telephone number, including area code:  (425) 746-6761

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

No royalties or other income were booked in the third quarter of 2008.

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

There were no changes in our internal control over financial reporting during the three months ended Sept. 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DETONICS SMALL ARMS LIMITED
(Registrant)

10/14/08	/S/ Michel E. Maes, Managing General Partner
(Date)	(Signature)