Form 10-K
period 2008-12-31
DETONICS SMALL ARMS LTD
filed 2009-03-13
CIK 351397

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For fiscal year ended:	December 31, 2008

Commission File Number:	2-71136

DETONICS SMALL ARMS LIMITED
(Exact name of registrant as specified in it's charter)

Washington	91-1150122
State or other Jurisdiction of incorporation or organization	(IRS Employer ID No.)

14508 SE 51st, Bellevue, WA  98006
(Address and zip code of principal executive offices)

Registrant's telephone number, including area code:  (425) 746-6761

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

Shell company status	Yes ☐	No ☒

Voluntary filer status	Yes ☐	No ☒

Well-known seasoned issure status	Yes☐	No ☒

Accelerated status	Yes☐	No ☒

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

(b)  There are 565 investor limited partners as of December 31, 2008.

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

2008 was a start up year for Double Nickle so no fees were earned or paid to the partnership.

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

There were no changes in our internal control over financial reporting during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

9B   Other Information

None

PART III

Item 10:	Directors and Executive Officers of the Registrant

The Partnership has no directors or officers.  Management of the Partnership is vested in the General Partners.  The name of each present General Partner of the Partnership, the nature of other positions held by him, and his educational background is below:

Michel E. Maes, age 71, graduated from the University of Washington in Physics in 1959.  He subsequently did post-graduate work in various phases of physics.  He was an engineer of the Boeing Company from 1959 to 1961; an engineer and later Director of Advanced Projects for Rocket Research Corporation, from 1961 to 1966; President of Explosives Corporation of America and Chairman of the Board of Petroleum Technology Corporation, both subsidiaries of Rocket Research Corporation, from 1966 to 1971.  Up until December 5, 1986, Mr. Maes served as Chairman of the Board at ESC.  Mr. Maes is now President of LINC Technology Corporation, an electronics firm.

Sidney H. Woodcock, age 84, is an internationally recognized expert in the field of nuclear reactor safeguards, and is a principal consultant to the United States Nuclear Regulatory Commission in the area of counter-sabotage, particularly as related to the application of explosives and explosive systems.  Mr. Woodcock has over thirty years of experience and was previously employed as Director of Special Projects for Explosives Corporation of America, and as Chief Range Officer, responsible for all explosive technology, for the Battelle Northwest facility of Battelle Memorial Institute at Richland, Washington.  From 1976 until 1985, Mr. Woodcock was President of Detonics Manufacturing Corporation.

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

Registrant:	Detonics Small Arms Limited

By:		Date: 3-10-09

Michel E. Maes, Managing General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Registrant:	Detonics Small Arms Limited

By:		Date: 3-10-09

Michel E. Maes, Managing General Partner

Supplemental Information to be furnished with Reports filed pursuant to Sections 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

No annual reports or proxy materials have been or will be sent to security holders.

DETONICS SMALL ARMS LIMITED
BALANCE SHEET
DECEMBER 31, 2008 AND 2007
(UNAUDITED)

	12/31/08	12/31/07

ASSETS

Current Assets:
Cash	$.00	.00
Royalties Receivable	.00	.00

TOTAL CURRENT ASSETS	$.00	.00

Intangible Assets Less Amortization	.00	.00

TOTAL ASSETS	.00	.00

LIABILITIES AND PARTNERS' CAPITAL:

Accounts Payable	.00	.00

TOTAL CURRENT LIABILITIES	$.00	.00

Payable to Affiliates	672,769.01	672,769.01
Partners Capital (Deficit)	(672,769.01)	(672,769.01)

TOTAL LIABILITIES & PARTNERS' CAPITAL	.00	.00

The accompanying notes are an intergral part of the financial statements

DETONICS SMALL ARMS LIMITED
STATEMENT OF INCOME
FOR THE YEAR ENDING
DECEMBER 31, 2008, 2007, & 2006
(UNAUDITED)

	12/31/08	12/31/07	12/31/06
Revenue
Royalty Revenue	$.00	.00	.00
Other Revenue	.00	.00	.00

TOTAL REVENUE	.00	.00	.00

Costs and Expenses:
Bank Charges	.00	.00	.00
Commissions	.00	.00	.00
Operating Expense	.00	.00	.00
Professional Fees	.00	.00	.00
Promotion	.00	.00	.00
Supplies	.00	.00	.00
Taxes	.00	.00	.00

TOTAL COSTS AND EXPENSES	.00	.00	.00
Net Income (Loss)	.00	.00	.00

The accompanying notes are an integral part of the financial statements

DETONICS SMALL ARMS LIMITED
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDING
DECEMBER 31, 2008, 2007, & 2006
(UNAUDITED)

	12/31/08	12/31/07	12/31/06

Net Cash From Operating Activities	$.00	.00	.00
Net Cash Used By Investing Activities	.00	.00	.00
Net Cash From Financing Activities	.00	.00	.00
Net Increase In Cash	.00	.00	.00
Cash At Begining Of Period	.00	.00	.00
Cash At End Of Period	.00	.00	.00

DETONICS SMALL ARMS LIMITED
STATEMENT OF PARTNERS' CAPITAL
FOR THE YEAR ENDING
DECEMBER 31, 2008, 2007, & 2006
(UNAUDITED)

	12/31/08	12/31/07	12/31/06

Contributions by Partners	0.00	0.00	0.00

Capital Withdrawals	0.00	0.00	0.00

Syndication Costs	0.00	0.00	0.00

Accumulated Surplus (Deficit)	(672,769.01)	(672,769.01)	(672,769.01)

Net Income (Loss)	0.00	0.00	0.00

Partners' Capital (Deficit)	(672,769.01)	(672,769.01)	(672,769.01)

The accompanying notes are an integral part of the financial statements

DETONICS SMALL ARMS LIMITED
(a Washington State limited partnership)
(NOTES TO THE FINANCIAL STATEMENTS)

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