Form 10-Q
period 2009-03-31
DETONICS SMALL ARMS LTD
filed 2009-05-11
CIK 351397

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

No royalties or other income were booked in the first quarter of 2009.

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

As of early May, 2009, parts are being manufactured by Double Nickel and firearms assembly is expected to take place later in 2009.

Sid Woodcock, co-General Partner of the partnership is a consultant to Double Nickel. Michel Maes, also co-General and Managing Partner of the partnership, is a co-owner of an electronics company.  Mr. Maes is not a stock holder and has not played an active role in Double Nickel LLC.

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

Item 9:             Disagreements on Accounting and Financial Disclosure Matters

DSAL has no independent accountant at present, in accordance with Rule 3-11 of Regulation S-X

Item 9A           Controls and Procedures

The Partnership's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summerized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and proceeduresdesigned to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management including its principal executive and principal financial officers, or persons performing similar functions (the Managing General Partner), as appropriate to allow timely decisions regarding required disclosure.

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

9B   Other Information

None

Appendix A

DETONICS SMALL ARMS LIMITED
BALANCE SHEET
March 31, 2009
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
March 31, 2009
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
March 31, 2009
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

DETONICS SMALL ARMS LIMITED
(Registrant)

5/5/09	/S/ Michel E. Maes, Managing General Partner
(Date)	(Signature)