Form 10-Q
period 2009-06-30
DETONICS SMALL ARMS LTD
filed 2009-07-30
CIK 351397

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

No royalties or other income were booked in the second quarter of 2009.

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

There were no changes in our internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

9B	Other Information

None

Appendix A

DETONICS SMALL ARMS LIMITED
BALANCE SHEET
June 30, 2009
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
June 30, 2009
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
June 30, 2009
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

DETONICS SMALL ARMS LIMITED
(Registrant)

7/28/09	/S/ Michel E. Maes, Managing General Partner
(Date)	(Signature)