Form 10-Q
period 2009-09-30
DETONICS SMALL ARMS LTD
filed 2009-11-05
CIK 351397

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

No royalties or other income were booked in the third quarter of 2009.

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

Mr.Ahern was successful in finding a backer and a new company named Detonics USA LLC was formed (not owned by the partnership) The partnership signed a license agreement with Detonics USA LLC which involves a royalty of about 5% of gross sales of each of the partnership's products manufactured and sold, appropriately divided among all the firearms partnerships and shared with Mark Elgot and Richard Moore in the ratio of 35% to Elgot and Moore combined and 65% to the partnership(s) whose products have been sold.

Detonics USA was subsequently purchased by Double Nickel LLC in late 2007 and operates as a division of that company.  The partnership payments have been changed to a flat $25.00 per Detonics and 1911A gun sold and $5.00 per non-Detonics gun sold. Since Double Nickel has made some significant changes to the origional Detonics design, it is possible that the partnership payments will be renegotiated in the future.

The split between the partnership and Mark Elgot and Richard Moore remains the same 65%/35%.  There can be no assurance that Double Nickel will succeed and that royalties will be paid.

None of the partnership's firearms designs is yetin production by Double Nickel.

Sid Woodcock, co-General Partner of the partnership is no longer affiliated with Double Nickel. Michel Maes, also co-General and Managing Partner of the partnership, is a co-owner of an electronics company.  Mr. Maes is not a stock holder and has not played an active role in Double Nickel LLC.

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

There were no changes in our internal control over financial reporting during the three months ended Sept.30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

9B	Other Information

None

Appendix A

DETONICS SMALL ARMS LIMITED
BALANCE SHEET
Sept.30, 2009
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
Sept.30, 2009
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
Sept.30, 2009
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

DETONICS SMALL ARMS LIMITED
(Registrant)

11/5/09	/S/ Michel E. Maes, Managing General Partner
(Date)	(Signature)