Form 10-K/A
period 2008-12-31
DETONICS SMALL ARMS LTD
filed 2009-12-02
CIK 351397

10-K/A

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

EXPLANATORY STATEMENT

This Amendment No. 1 on Form 10-K/A (the "Amendment") amends the Registrant's Annual Report on Form 10-K filed by the Registrant on March 13, 20089, a and is being filed solely to replace in its entirety the information required by Item 9A, Exhibits 31.1 and 31.2 and Item 601(b)(31) of Regulation S-K and to correct a typographical error in Exhibit 32, the Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  This Amendment does not amend or alter any other the information set forth in Registrant's Annual Report on Form 10-K filed on March 13, 2008.

Item 9A

Evaluation of Disclosure Controls and Procedure

The Partnership's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management including its principal executive and principal financial officers, or persons performing similar functions (the General Partners), as appropriate to allow timely decisions regarding required disclosure.

In connection with the filing of the Partnership's Annual Report on form 10-K for the fiscal year ended December 31, 2008, the Partnership failed to make the disclosure required by Item 308T of Regulation S-K.   The Partnership is filing this amendment to its 10-K to include the required disclosure and to amend its conclusion regarding its disclosure controls and procedures.

In connection with the failed disclosure described above management reviewed the facts and circumstances related to the identification and correction of the failed disclosure. Management determined that the failed disclosure was not a material weakness in the system of disclosure controls. However, the Partnership did re-evaluate the controls surrounding its securities disclosure. Upon re-evaluation, the Partnership decided that management would consult with legal counsel prior to filing its reports under the Exchange Act to ensure that all required disclosure are included in such filings.

Apart from the changes to internal controls mentioned above, the Partnership had no other changes to identified internal controls that has materially affected, or is reasonably likely to materially affect, the Partnership disclosure controls and procedures.

Management's Report on Internal Control Over Financial Reporting

Management of the Partnership is responsible for preparing the Partnership's annual financial statements. Management is also responsible for establishing and maintaining internal control over financial reporting.

The Partnership's internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

The Partnership's management assessed the effectiveness of the partnership's internal control over financial reporting as of December 31, 2008. Based on our assessment, we believe that, as of December 31, 2008, the Partnership's internal control over financial reporting is effective.