Form 10-K/A
period 2008-12-31
DETONICS SMALL ARMS LTD
filed 2009-12-24
CIK 351397

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

EXPLANATORY STATEMENT

This Amendment No.  2  on Form 10-K/A (the "Amendment") amends the Registrant's Annual Report on Form 10-K filed by the Registrant on March 13, 2009 , as amended December 2, 2009, a and is being filed solely to replace in its entirety the information required by Item 9A,  and to correct an error on the signature page.  This Amendment does not amend or alter any other the information set forth in Registrant's Annual Report on Form 10-K filed on March 13, 2008.
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

In connection with the failed disclosure described above management reviewed the facts and circumstances related to the identification and correction of the failed disclosure. Management determined that the failed disclosure was a material weakness in the system of disclosure controls and the Partnership did re-evaluate the controls surrounding its securities disclosure. Upon re-evaluation, the Partnership decided that management would consult with legal counsel prior to filing its reports under the Exchange Act to ensure that all required disclosure are included in such filings.

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

The Partnership's management assessed the effectiveness of the partnership's internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, the Partnership's internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DETONICS SMALL ARMS LIMITED

(Registrant)

By:	/s/ Michel Maes

Michael Maes

Managing General Partner

Date: December 21, 2009