Form 10-K/A
period 2008-12-31
DETONICS SMALL ARMS LTD
filed 2010-01-05
CIK 351397

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

EXPLANATORY STATEMENT

This Amendment No.  3  on Form 10-K/A (the "Amendment") amends the Registrant's Annual Report on Form 10-K filed by the Registrant on March 13, 2009 , as amended December 2, 2009 and December 23, 2009, and is being filed solely to replace in its entirety the information required by Item 9A.  This Amendment does not amend or alter any other the information set forth in Registrant's Annual Report on Form 10-K filed on March 13, 2008.

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

Management has concluded that the Partnership's disclosure controls and procedures were ineffective as of the end of the fiscal year ended December 31, 2008.

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

Date: January 4, 2010