Form 10-K
period 2009-12-31
DETONICS SMALL ARMS LTD
filed 2010-03-22
CIK 351397

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For fiscal year ended:	December 31, 2009

Commission File Number:	2-71136

DETONICS SMALL ARMS LIMITED
(Exact name of registrant as specified in it's charter)

Washington	91-1150122
State or other Jurisdiction of incorporation or organization	(IRS Employer ID No.)

14508 SE 51st, Bellevue, WA  98006
(Address and zip code of principal executive offices)

Registrant's telephone number, including area code:  (425) 746-6761

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

Yes    ☒               No    ☐

Indicate by check mark whether the registrant (1) has Shell company status, (2) has Voluntary filer status, (3) has Well-known seasoned issuer status or (4) has Accelerated status.

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

Item 4:	Reserved

Item 5:	Market Price of and Dividends on the Registrant's Common Equity Related Security Holder Matters

(a)  There is no market for the Securities of the Registrant.

(b)  There are 565 investor limited partners as of December 31, 2009.

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

On May 13, 1988, ESC's bankruptcy was dismissed and all remaining ESC assets were repossessed by the sole secured creditor of ESC, Murphy, Elgot & Moore, as represented by Mr. Thomas Murphy. We have recently been informed by Mr. Elgot that it took until 1993 for Murphy, Elgot and Moore to get the Detonics rights back from the bankruptcy trustee. The assets were primarily the rights to use the Detonic trade name and to manufacture and sell the various Detonics designs owned by various partnerships, including this partnership. Mr. Murphy has passed away and the General Partners have negotiated a split of possible royalties from Detonics USA (see below) with Mssrs. Elgot and Moore. The split is 35% to Mssrs. Elgot and Moore (together) and 65% to the partnership for royalties (if any) due from Detonics USA for sales on products owned by the partnership.

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

The partnership has formalized a license agreement with Detonics USA LLC which involves a royalty of about 4.95% of gross sales of each of the partnership's products manufactured and sold, appropriately divided among all the firearms partnerships and with Messrs Elgot and Murphy. In late 2007, Detonics USA was sold to an entitiy called Double Nickle founded by Mr Bruce Siddle. There can still be no assurance that this project will ultimately succeed.

Mr.Siddle is a principal of the new company. He is a noted author and weapons training consultant, and authority on firearms and is a major owner of Double Nickle (now renamed Detonics). Sid Woodcock, co-General Partner of the partnership was design consultant for Double Nickle (Detonics) but is no longer is working for the company. Michel Maes, also co-General Partner of the partnership, is a principal and co-owner of an electronics company. Mr. Maes will not be a stock holder and is not expected to play an active role in Double Nickle (Detonics).

Double Nickle will pay a flat fee of $25.00 for any gun based on the original Detonics designs.

In 2009 work on an upgraded model of the original Detonics "Combat Master" so start up year production has been delayed so no fees were earned or paid to the partnership.

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

Item 9:	Disagreements on Accounting and Financial Disclosure Matters

DSAL has no independent accountant at present, in accordance with Rule 3-11 of Regulation S-X

Item 9A	Management's Report on Internal Control Over Financial Reporting and Procedures

Management of the Partnership is responsible for preparing the Partnership's annual financial statements. Management is also responsible for establishing and maintaining internal control over financial reporting.

The Partnership's internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified. There are inherent limitations to any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, effectiveness of internal control can vary over time.

The Partnership's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management including its principal executive and principal financial officers, or persons performing similar functions (the General Partners), as appropriate to allow timely decisions regarding required disclosure.

The Partnership's management assessed the effectiveness of the Partnership's disclosure controls and procedures as of December 31, 2009 the end of the period covered by this Form 10-K report.

In making this assessment, it used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, the Partnership's internal over financial reporting was effective.

This annual report does not include an attestation report by the Partnership's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

9B	Other Information

None

PART III

Item 10:	Directors and Executive Officers of the Registrant

The Partnership has no directors or officers. Management of the Partnership is vested in the General Partners. The name of each present General Partner of the Partnership, the nature of other positions held by him, and his educational background is below:

Michel E. Maes, age 72, graduated from the University of Washington in Physics in 1959. He subsequently did post-graduate work in various phases of physics. He was an engineer of the Boeing Company from 1959 to 1961; an engineer and later Director of Advanced Projects for Rocket Research Corporation, from 1961 to 1966; President of Explosives Corporation of America and Chairman of the Board of Petroleum Technology Corporation, both subsidiaries of Rocket Research Corporation, from 1966 to 1971. Up until December 5, 1986, Mr. Maes served as Chairman of the Board at ESC. Mr. Maes is no longer President of LINC Technology Corporation, an electronics firm.

Sidney H. Woodcock, age 85, is an internationally recognized expert in the field of nuclear reactor safeguards, and is a principal consultant to the United States Nuclear Regulatory Commission in the area of counter-sabotage, particularly as related to the application of explosives and explosive systems. Mr. Woodcock has over thirty years of experience and was previously employed as Director of Special Projects for Explosives Corporation of America, and as Chief Range Officer, responsible for all explosive technology, for the Battelle Northwest facility of Battelle Memorial Institute at Richland, Washington. From 1976 until 1985, Mr. Woodcock was President of Detonics Manufacturing Corporation.

Item 11:	Executive Compensation

The Partnership has no directors, officers or employees and thus pays no direct compensation.  The General Partners were paid a one-time management fee in 1982.  The General Partners and their affiliates received certain compensation as described in the table "Compensation and Fees to General Partners and Affiliates" in the Prospectus which is hereby incorporated by reference.  The General Partners receive no bonuses and are only reimbursed for out-of pocket expenses, not including labor, if and when funds are available.

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

Registrant:   Detonics Small Arms Limited

By:	Date: 3-19-10

Michel E. Maes, Managing General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By:	Date: 3-19-10

Michel E. Maes, Managing General Partner

Supplemental Information to be furnished with Reports filed pursuant to Sections 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

No annual reports or proxy materials have been or will be sent to security holders.

DETONICS SMALL ARMS LIMITED
BALANCE SHEET
DECEMBER 31, 2009 AND 2008
(UNAUDITED)

	12/31/09	12/31/08

ASSETS

Current Assets:
Cash	$.00	.00
Royalties Receivable	.00	.00
	__	__

TOTAL CURRENT ASSETS	$.00	.00

Intangible Assets Less Amortization	.00	.00
	__	__

TOTAL ASSETS	.00	.00

LIABILITIES AND PARTNERS' CAPITAL:

Accounts Payable	.00	.00

	__	__

TOTAL CURRENT LIABILITIES	$.00	.00

Payable to Affiliates	672,769.01	672,769.01
Partners Capital (Deficit)	(672,769.01)	(672,769.01)
	__	__

TOTAL LIABILITIES & PARTNERS' CAPITAL	.00	.00

The accompanying notes are an intergral part of the financial statements

DETONICS SMALL ARMS LIMITED
STATEMENT OF INCOME
FOR THE YEAR ENDING
DECEMBER 31, 2009, 2008, & 2007
(UNAUDITED)

	12/31/09	12/31/08	12/31/07
Revenue
Royalty Revenue	$.00	.00	.00
Other Revenue	.00	.00	.00

TOTAL REVENUE	.00	.00	.00

Costs and Expenses:
Bank Charges	.00	.00	.00
Commissions	.00	.00	.00
Operating Expense	.00	.00	.00
Professional Fees	.00	.00	.00
Promotion	.00	.00	.00
Supplies	.00	.00	.00
Taxes	.00	.00	.00

TOTAL COSTS AND EXPENSES	.00	.00	.00
	__	__	__
Net Income (Loss)	.00	.00	.00

The accompanying notes are an integral part of the financial statements

DETONICS SMALL ARMS LIMITED
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDING
DECEMBER 31, 2009, 2008, & 2007
(UNAUDITED)

	12/31/09	12/31/08	12/31/07

Net Cash From Operating Activities	$.00	.00	.00
Net Cash Used By Investing Activities	.00	.00	.00
Net Cash From Financing Activities	.00	.00	.00
Net Increase In Cash	.00	.00	.00
Cash At Beginning Of Period	.00	.00	.00
Cash At End Of Period	.00	.00	.00

DETONICS SMALL ARMS LIMITED
STATEMENT OF PARTNERS' CAPITAL
FOR THE YEAR ENDING
DECEMBER 31, 2009, 2008, & 2007
(UNAUDITED)

	12/31/09	12/31/08	12/31/07

Contributions by Partners	0.00	0.00	0.00

Capital Withdrawals	0.00	0.00	0.00

Syndication Costs	0.00	0.00	0.00

Accumulated Surplus (Deficit)	(672,769.01)	(672,769.01)	(672,769.01)

Net Income (Loss)	0.00	0.00	0.00
	__	__	__

Partners' Capital (Deficit)	(672,769.01)	(672,769.01)	(672,769.01)

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

The Partnership entered the production stage.  Development of the small arms products was completed.  For admission to the Partnership, an investor is assigned to a group (one group is associated with each phase), based on the timing of receipt of the contribution.  4,250 limited partnership units are outstanding. The units of the Partnership are non-assessable.

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