Form 10-Q
period 2010-03-31
DETONICS SMALL ARMS LTD
filed 2010-05-05
CIK 351397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File Number: 2-71136

DETONICS SMALL ARMS LIMITED
(Exact name of registrant as specified in its charter

Washington	91-1150122
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14508 SE 51st, Bellevue, WA 98006
(Address and zip code of principal executive offices)

(425) 746-6761
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [  ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

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

No royalties or other income were booked in the first quarter of 2010. The partnership originally had licensed the manufacturing and sale of its products to Detonics Manufacturing Corporation (DMC) a subsidiary of Energy Sciences Corporation, (ESC). DMC, ESC and the Partnership entered Chapter 11 bankruptcy proceedings on April 29, 1986. In late 1987, the Bankruptcy Court approved a sale of all of DMC's assets to a new entity, formed by outside third parties, called New Detonics Manufacturing Corporation, (NDMC). By subsequent majority vote of the limited partners of the Partnership, a new license was entered into between the Partnership and NDMC, which called for royalties to begin in late 1991 at the rate of 4% of gross sales. No partnership income was expected before that time.

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

As of early May, 2009, parts are being manufactured by Double Nickel and firearms assembly is now expected to take place later in 2010.

Sid Woodcock, co-General Partner of the partnership is no longer a consultant to Double Nickel. Michel Maes, also co-General and Managing Partner of the partnership, is a co-owner of an electronics company. Mr. Maes is not a stock holder and has not played an active role in Double Nickel LLC.

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings: None

Item 2:	Changes In Securities: None

Item 3:	Defaults Upon Senior Securities: None

Item 4:	Submission Of Matters To A Vote Of Security Holders: None

Item 5:	Other Information: None

Item 6:	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a) Documents filed as part of this Report: Unaudited financial statement.

b) Reports on Form 8-K: None.

Item 9:	Disagreements on Accounting and Financial Disclosure Matters

DSAL has no independent accountant at present, in accordance with Rule 3-11 of Regulation S-X

Item 9A	Controls and Procedures

The Partnership's disclosure ontrols and procedures are designed to ensure that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summerized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and proceedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management including its principal executive and principal financial officers, or persons performing similar functions (the Managing General Partner), as appropriate to allow timely decisions regarding required disclosure.

The Managing General Partner has reviewed the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this Form 10-Q report and have concluded that the disclosure controls and proceedures are effective.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information

None

Appendix A

DETONICS SMALL ARMS LIMITED
BALANCE SHEET
March 31, 2010
(UNAUDITED)

ASSETS
Cash	$0
Royalties Receivable	0
TOTAL CURRENT ASSETS	$0

Intangible Assets Less Amortization	0
Receivable from Affiliates Less Allowance	0
TOTAL ASSETS	$0

LIABILITIES AND PARTNERS' EQUITY
Accounts Payable	$0
Taxes Payable	0
TOTAL CURRENT LIABILITIES	0

Payable to Affiliates	672,769
TOTAL LIABILITIES	672,769

Partners' Capital	672,769
TOTAL LIABILITIES
AND PARTNER'S EQUITY	0

DETONICS SMALL ARMS LIMITED
STATEMENT OF INCOME
FOR THE QUARTER ENDING
March 31, 2010
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
March 31, 2010
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

DETONICS SMALL ARMS LIMITED (Registrant)

5/7/10	/s/ Michel E. Maes, Managing General Partner
(Date)	(Signature)