Form 10-Q
period 2010-06-30
DETONICS SMALL ARMS LTD
filed 2010-08-06
CIK 351397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File Number: 002-71136

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

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

No royalties or other income were booked in the second quarter of 2010.

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

As previously reported, the general partners learned in late 1991 that production of firearms at NDMC was suspended in 1991. The general partners have subsequently been advised that Murphy& Elgot, the sole secured creditors of the original DMC, have moved to have the "soft" assets (the name "Detonics" and the right to manufacture the Detonics designs) which were assigned to NDMC by the Bankruptcy Court be returned to Murphy & Elgot and Moore. This occured in September 1992. Mr. Murphy passed away in 1997. The general partners have had discussions with Mr. Elgot regarding future attempts to recommercialize the products and he indicated he would approve any recommercialization plan that the general partners would be able to obtain. The general partners had been discussing such plans with a third party. Royalty amounts of 5% of gross sales have been verbally agreed to, but no written agreement had been prepared or signed as of December 31, 2002. It was learned in April 2003 that this plan would not take place. Mr. Ahern continued to explore other financing sources and the partnership has signed a three year agreement with Mr. Ahern giving him the exclusive right to seek funding or a partner to reestablish production. There can be no guarantee that it will be possible to arrange for production of any of the Partnership's products.

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

Detonics USA was subsequently purchased by Double Nickel LLC in late 2007 and operates as a division of that company and has been renamed Detonics. The partnership payments have been changed to a flat $25.00 per Detonics and 1911A gun sold and $5.00 per non-Detonics gun sold. The split between the partnership and Mark Elgot and Richard Moore remains the same 65%/35%. There can be no assurance that Double Nickel will succeed and that royalties will be paid.

Parts are being manufactured by Detonicsand firearms assembly is now expected to take place later in 2010.

Sid Woodcock, co-General Partner of the partnership is no longer a consultant to Double Nickel. Michel Maes, also co-General and Managing Partner of the partnership, is a co-owner of an electronics company. Mr. Maes is not a stock holder and has not played an active role in the company now named Detonics.

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

There were no changes in our internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information

None

Appendix A

DETONICS SMALL ARMS LIMITED
BALANCE SHEET
June 30, 2010
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
June 30, 2010
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
June 30, 2010
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

DETONICS SMALL ARMS LIMITED (Registrant)

8/5/10	/s/ Michel E. Maes, Managing General Partner
(Date)	(Signature)