Form 10-Q
period 2010-09-30
DETONICS SMALL ARMS LTD
filed 2010-11-08
CIK 351397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

No royalties or other income were booked in the third quarter of 2010.

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

On May 13, 1988, ESC's bankruptcy was dismissed and all remaining assets were repossessed by the sole secured creditor of ESC, the firm of Murphy & Elgot. These assets are primarily amounts owed to ESC by the partnership and the rights to produce products owned by the partnership. The general partners had discussions with Mr. Murphy, (who was also counsel for ESC and the partnerships), on the elimination of most or all the debt owed by the Partnership to ESC, (and, therefor to Murphy & Elgot).

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

Parts are being manufactured by Detonics and firearms assembly is now expected to take place late in 2010.

Sid Woodcock, co-General Partner of the partnership is no longer a consultant to Double Nickel. Michel Maes, also co-General and Managing Partner of the partnership, is a co-owner of an electronics company. Mr. Maes is not a stock holder and has not played an active role in the company now named Detonics.

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings: None

Item 2:	Unregisterd Sales of Equity securities andUse of Proceeds: None

Item 3:	Defaults Upon Senior Securities: None

Item 4:	Controls and Procedures:

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

The Managing General Partner has reviewed the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this Form 10-Q report and have concluded that the disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5:	Other Information: None

Item 6:	Exhibits:

a) Documents filed as part of this Report: Unaudited financial statement.

b) Reports on Form 8-K: None.

DSAL has no independent auditor at present, in accordance with Rule 3-11 of Regulation S-X.

Appendix A

DETONICS SMALL ARMS LIMITED
BALANCE SHEET
September 30, 2010
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
September 30, 2010
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
September 30, 2010
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

DETONICS SMALL ARMS LIMITED (Registrant)

11/3/10	/s/ Michel E. Maes, Managing General Partner
(Date)	(Signature)