Form 10-K
period 2010-12-31
DETONICS SMALL ARMS LTD
filed 2011-03-22
CIK 351397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For fiscal year ended: December 31, 2010

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
Yes  [  ]   No  [X]

Voluntary filer status
Yes  [  ]   No  [X]

Well-known seasoned issuer status
Yes  [  ]   No  [X]

Accelerated status
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

The Partnership has no employees. The Partnership had originally licensed the manufacture and sale of its products to Detonics Manufacturing Corporation, (DMC), a subsidiary of Energy Sciences Corporation, (ESC). The Partnership has subsequently licensed New Detonics Manufacturing Corporation, (NDMC), as more fully described below in Items 3, 4, and 7. The principal products of the partnership are four semi-automatic pistols, called the ScoreMaster, ServiceMaster, Pocket Nine and Large Frame, and a Top Break Revolver. Only the first three were manufactured and sold at DMC during the period from 1983 to 1986. The General Partners were informed that the ScoreMaster and ServiceMaster were put back into production by NDMC in 1989, however, in March 1992 the General Partners were informed production of all firearms had been suspended by NDMC in late 1991. NDMC has abandoned production and ceased operations. In 1992, all manufacturing rights and other intangible assets were returned by NDMC to the Bankruptcy Trustee and subsequently transferred to the sole secured creditor of DMC, the law firm of Murphy & Elgot. Mr. Murphy passed away in 1997 and the firm's interest now belongs to Mr. Elgot and Mr. Moore. With the cooperation of Mr. Elgot, the General Partners have been seeking new licensees for those products. The General Partners believe the products continue to be viable. As in the past, the primary market for the partnership's products is believed to be law enforcement and competitive target shooters. See Item 7 below.

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

(b) There are 565 investor limited partners as of December 31, 2010.

(c) The partnership does not pay dividends. Royalties, based on a percentage of gross sales of the partnership products produced and sold by a licensee of the partnership's products are to be paid to the partnership. Such royalties, if any, will be distributed to the partners, less reserves and payments for partnership operating, maintenance and reporting expenses as determined by the General Partners. Under terms of the license agreement presently in place, royalties were not scheduled to be accrued until late 1991, to be paid in 1992. NDMC, the licensee, abandoned production and therefore no royalties were paid. (See Item 7).

Item 6: Selected Financial Data

Detonics Small Arms Limited is a Limited Partnership and the partners hold partnership interests rather than stock. A summary of financial activity for 2010 is as follows:

Royalty Revenues	$0.00
Other Revenues	0.00
Loss from Continuing Operations	0.00
Net Income per Partnership Unit	0.00

Total Assets	0.00
Long Term Obligations	$664,924.69

Royalty Payments per Partnerhip Unit	0.00

Item 7: Management's Discussion and Analysis of the Financial Condition and Results of Operation

The partnership owns the proprietary rights to certain products which had been licensed first to Detonics Manufacturing Corporation (DMC) and subsequently to New Detonics Manufacturing Corporation (NDMC). NDMC abandoned the manufacturing rights and the Partnership's products are currently not being manufacture or under license. The partnership conducts no operations itself and its revenues are expected to be solely from royalty income. Under the terms of the license with NDMC, royalties were scheduled to be accrued or paid in early 1992. However, since production has been suspended in late 1991 by NDMC no royalties were accrued. Any sales that occurred at NDMC prior to 1992 were not subject to royalties. Therefore, the partnership received and booked no income for the year. The partnership had no operating expenses for the year and no interest expense was accrued due to the uncertainty of intercompany relationships and future transactions between entities. This procedure was concurred in by the then sole creditor, Murphy, Elgot & Moore.

On May 13, 1988, ESC's bankruptcy was dismissed and all remaining ESC assets were repossessed by the sole secured creditor of ESC, Murphy, Elgot & Moore, as represented by Mr. Thomas Murphy. We have recently been informed by Mr. Elgot that it took until 1993 for Murphy, Elgot and Moore to get the Detonics rights back from the bankruptcy trustee. The assets were primarily the rights to use the Detonic trade name and to manufacture and sell the various Detonics designs owned by various partnerships, including this partnership. Mr. Murphy has passed away and the General Partners have negotiated a split of possible royalties from Detonics USA (see below) with Mssrs. Elgot and Moore.The split is 35% to Mssrs. Elgot and Moore (together) and 65% to the partnership for royalties (if any) for sales on products owned by the partnership.

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

Mr. Jerry Ahern of Ahern Enterprises, had been assisting the partnership for several years in seeking financing for a third party entity to resume production of some or all of the partnership's products. In 2004, Mr. Ahern informed the General Partners that his effort has been successful. A company named Detonics USA LLC had been formed (not owned by the partnership) and that financing had been obtained. The partnership formalized a license agreement with Detonics USA LLC which involved a royalty of about 4.95% of gross sales of each of the partnership's products manufactured and sold, appropriately divided among all the firearms partnerships and with Messrs Elgot and Moore. In late 2007, Detonics USA was sold to an entity called Double Nickel founded by Mr. Bruce Siddle. He is a noted author and weapons training consultant, and authority on firearms and is a major owner of Double Nickle (now renamed Detonics). Sid Woodcock, co-General Partner of the partnership was a design consultant for Double Nickle (Detonics) but is no longer is working for the company.

Michel Maes, also co-General Partner of the partnership, is a principal and large stockholder of an electronics company. Mr. Maes will not be a stockholder and is not expected to play an active role in Double Nickle (Detonics).

Double Nickle (Detonics) will pay a flat fee of $25.00 for any gun based on the original and upgraded Detonics designs. They started production on their first firearm at the end of 2010. No fees have yet been earned or paid to the partnership.

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

The Partnership's management assessed the effectiveness of the Partnership's disclosure controls and procedures as of December 31, 2010 the end of the period covered by this Form 10-K report and concluded that they were effective.

In making this assessment, it used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, the Partnership's internal over financial reporting was effective.

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

Item 9B Other Information

None

PART III

Item 10: Directors and Executive Officers of the Registrant

The Partnership has no directors or officers. Management of the Partnership is vested in the General Partners. The name of each present General Partner of the Partnership, the nature of other positions held by him, and his educational background is below:

Michel E. Maes, age 73, graduated from the University of Washington in Physics in 1959. He subsequently did post-graduate work in various phases of physics. He was an engineer of the Boeing Company from 1959 to 1961; an engineer and later Director of Advanced Projects for Rocket Research Corporation, from 1961 to 1966; President of Explosives Corporation of America and Chairman of the Board of Petroleum Technology Corporation, both subsidiaries of Rocket Research Corporation, from 1966 to 1971. Up until December 5, 1986, Mr. Maes served as Chairman of the Board at ESC. Mr. Maes was co-founder in 1988 and President of LINC Technology Corporation, an electronics firm, until 2009.

Sidney H. Woodcock, age 86, is an internationally recognized expert in the field of nuclear reactor safeguards, and is a principal consultant to the United States Nuclear Regulatory Commission in the area of counter-sabotage, particularly as related to the application of explosives and explosive systems. Mr. Woodcock has over thirty years of experience and was previously employed as Director of Special Projects for Explosives Corporation of America, and as Chief Range Officer, responsible for all explosive technology, for the Battelle Northwest facility of Battelle Memorial Institute at Richland, Washington. From 1976 until 1985, Mr. Woodcock was President of Detonics Manufacturing Corporation.

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

PART IV

Item 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a)	Documents filed as part of this Annual Report: Unaudited financial statements, filed in accordance with Reg. 210.3-11 of Regulation S-X.

b)	Reports on Form 8-K: None Exhibit 31 Rule 13a-14(a) Certification

Exhibits

31	Rule 13a-14(a) Certification

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Detonics Small Arms Limited

Date: 3-20-11	By:	/s/ Michel E. Maes
Managing General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Date: 3-20-11	By:	/s/ Michel E. Maes
Managing General Partner

Supplemental Information to be furnished with Reports filed pursuant to Sections 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

No annual reports or proxy materials have been or will be sent to security holders.

DETONICS SMALL ARMS LIMITED
BALANCE SHEET
DECEMBER 31, 2010 AND 2009
(UNAUDITED)

	12/31/10	12/31/09

ASSETS

Current Assets:
Cash	$.00	$.00
Royalties Receivable	.00	.00

TOTAL CURRENT ASSETS	$.00	.00

Intangible Assets Less Amortization	.00	.00

TOTAL ASSETS	.00	.00

LIABILITIES AND PARTNERS' CAPITAL:	$.00	$.00

Accounts Payable	.00	.00

TOTAL CURRENT LIABILITIES

Payable to Former Affiliates	672,769.01	672,769.01
Partners Capital (Deficit)	(672,769.01)	(672,769.01)

TOTAL LIABILITIES & PARTNERS' CAPITAL	.00	.00

The accompanying notes are an integral part of the financial statements

DETONICS SMALL ARMS LIMITED
STATEMENT OF INCOME
FOR THE YEAR ENDING DECEMBER 31, 2010, 2009, & 2008
(UNAUDITED)

	12/31/10	12/31/09	12/31/08

Revenue
Royalty Revenue	$.00	$.00	$.00
Other Revenue	.00	.00	.00

TOTAL REVENUE	.00	.00	.00

Costs and Expenses:
Commissions	.00	.00	.00
Operating Expense	.00	.00	.00
Promotion	.00	.00	.00
Supplies	.00	.00	.00
Taxes	.00	.00	.00

TOTAL COSTS AND EXPENSES	.00	.00	.00

Net Income (Loss)	.00	.00	.00

The accompanying notes are an integral part of the financial statements

DETONICS SMALL ARMS LIMITED
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDING DECEMBER 31, 2010, 2009, & 2008
(UNAUDITED)

	12/31/10	12/31/09	12/31/08

Net Cash From Operating Activities	$.00	$.00	$.00
Net Cash Used By Investing Activities	.00	.00	.00
Net Cash From Financing Activities	.00	.00	.00
Net Increase In Cash	.00	.00	.00
Cash At Beginning Of Period	.00	.00	.00
Cash At End Of Period	.00	.00	.00

The accompanying notes are an integral part of the financial statements

DETONICS SMALL ARMS LIMITED
STATEMENT OF PARTNERS' CAPITAL
FOR THE YEAR ENDING DECEMBER 31, 2010, 2009, & 2008
(UNAUDITED)

	12/31/10	12/31/09	12/31/08

Contributions by Partners	$0.00	$0.00	$0.00
Capital Withdrawals	0.00	0.00	0.00
Syndication Costs	0.00	0.00	0.00
Accumulated Surplus (Deficit)	(672,769.01)	(672,769.01)	(672,769.01)
Net Income (Loss)	0.00	0.00	0.00
Partners' Capital (Deficit)	(672,769.01)	(672,769.01)	(672,769.01)

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

4. Transactions with Related Parties

A substantial portion of the initial transactions of the Partnership were with the General Partners and their affiliates. Significant transactions with these parties are summarized in the following paragraphs.

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