Form 10-Q
period 2011-03-31
DETONICS SMALL ARMS LTD
filed 2011-05-09
CIK 351397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

No royalties or other income were booked in the first quarter of 2011.

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

Parts are being manufactured by Detonics and firearms assembly started in late 2010.

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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5:	Other Information: None

Item 6:	Exhibits:

a) Documents filed as part of this Report: Unaudited financial statement.

b) Reports on Form 8-K: None.

Exhibits

31	Rule 13a-14(a) Certification

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

DSAL has no independent auditor at present, in accordance with Rule 3-11 of Regulation S-X

Appendix A

DETONICS SMALL ARMS LIMITED
BALANCE SHEET
March 31, 2011
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
March 31, 2011
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
March 31, 2011
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

DETONICS SMALL ARMS LIMITED (Registrant)

5-5-11	/s/ Michel E. Maes, Managing General Partner
(Date)	(Signature)