Form 10-Q
period 2011-06-30
DETONICS SMALL ARMS LTD
filed 2011-08-11
CIK 351397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
Yes [   ]    No [X]

DETONICS SMALL ARMS LIMITED
BALANCE SHEET
June 30, 2011
(UNAUDITED)

	June 30, 2011	June 30, 2010
ASSETS
Cash	$0	$0
Royalties Receivable	0	0
TOTAL CURRENT ASSETS	0	0

Intangible Assets Less Amortization	$0	$0
Receivable from Affiliates Less Allowance	0	0
TOTAL ASSETS	0	0

LIABILITIES AND PARTNERS' EQUITY
Accounts Payable	$0	$0
Taxes Payable	0	0
TOTAL CURRENT LIABILITIES	0	0

Payable to Affiliates	$672,769	$672,769
TOTAL LIABILITIES	$672,769	$672,769

Partners' Capital	$(672,769)	$(672,769)
TOTAL LIABILITIES AND PARTNER'S EQUITY	0	0

DETONICS SMALL ARMS LIMITED
STATEMENT OF INCOME
FOR THE QUARTER ENDING
June 30, 2011
(UNAUDITED)

	June 30, 2011	June 30, 2010

Royalty Revenue	$0	0

Expenses	0	0

Net Income (Loss)	$0	0

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

DETONICS SMALL ARMS LIMITED
STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDING
June 30, 2011
(UNAUDITED)

	June 30, 2011	June 30, 2010

Net Cash Provided By Operating Activities	$0	$0

Net Cash Used By Investing Activities	0	0

Net Cash Provided By Financing Activities	0	0

Net Increase In Cash	$0	$0

Cash At Beginning Of Period	$0	$0

Cash At End Of Period	$0	$0

Item 2:	Management's Discussion and Analysis of the Financial Condition and Results of Operations

The partnership does not conduct any operations. Income is booked when royalties or fees only at such time are paid to the partnership.

No royalties or other income were booked in the second quarter of 2011.

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

Detonics USA was subsequently purchased by Double Nickel LLC in late 2007 and operates as a division of that company and has been renamed Detonics. The partnership payments have been changed to a flat $25.00 per Detonics/1911 style gun sold and $5.00 per non-Detonics gun sold. The split between the partnership and Mark Elgot and Richard Moore remains the same 65%/35%. There can be no assurance that Double Nickel will succeed and that royalties/fees will be paid.

Parts are being manufactured by Detonics and firearms assembly started in late 2010.

Sid Woodcock, the co-General Partner of the partnership, who was involved solely in early stage technical design and production matters, passed away in June 2011 at age 87. Michel Maes is now sole General Partner of the partnership. He is a co-owner of an electronics company and is not a stock holder and does not play any role in the operating company now named Detonics.

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

The General Partner has reviewed the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this Form 10-Q report and have concluded that the disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DETONICS SMALL ARMS LIMITED (Registrant)

7-29-11	/s/ Michel E. Maes, General Partner
(Date)	(Signature)