Form 10-Q
period 2011-09-30
DETONICS SMALL ARMS LTD
filed 2011-11-07
CIK 351397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes [   ]    No [X]

DETONICS SMALL ARMS LIMITED
BALANCE SHEET
Sept. 30, 2011
(UNAUDITED)

	Sept. 30, 2011	Sept. 30, 2010
ASSETS
Cash	$0	$0
Royalties Receivable	0	0
TOTAL CURRENT ASSETS	0	0

Intangible Assets Less Amortization	$0	$0
Receivable from Affiliates Less Allowance	0	0
TOTAL ASSETS	0	0

LIABILITIES AND PARTNERS' EQUITY
Accounts Payable	$0	$0
Taxes Payable	0	0
TOTAL CURRENT LIABILITIES	0	0

Payable to Affiliates	$672,769	$672,769
TOTAL LIABILITIES	$672,769	$672,769

Partners' Capital	$(672,769)	$(672,769)
TOTAL LIABILITIES AND PARTNER'S EQUITY	0	0

DETONICS SMALL ARMS LIMITED
STATEMENT OF INCOME
FOR THE QUARTER ENDING
Sept. 30, 2011
(UNAUDITED)

	Sept. 30, 2011	Sept. 30, 2010

Royalty Revenue	$0	0

Expenses	0	0

Net Income (Loss)	$0	0

NOTE: The products owned by the Partnership are subject to an intellectual property use agreement was signed with Double Nickel LLC/Detonics in late 2007. No royalties have yet been paid by Double Nickel.

DETONICS SMALL ARMS LIMITED
STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDING
Sept. 30, 2011
(UNAUDITED)

	Sept. 30, 2011	Sept. 30, 2010

Net Cash Provided By Operating Activities	$0	$0

Net Cash Used By Investing Activities	0	0

Net Cash Provided By Financing Activities	0	0

Net Increase In Cash	$0	$0

Cash At Beginning Of Period	$0	$0

Cash At End Of Period	$0	$0

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

The partnership does not conduct any operations. Income is booked when royalties or fees only at such time are paid to the partnership.

No royalties or other income were booked in the third quarter of 2011.

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

Detonics USA was subsequently purchased by Double Nickel LLC in late 2007 and operates as a division of that company and has been renamed Detonics Defence Technologies. The partnership payments have been changed to a flat $25.00 per Detonics/1911 style gun sold and $5.00 per non-Detonics gun sold. The split between the partnership and Mark Elgot and Richard Moore remains the same 65%/35%. There can be no assurance that Double Nickel will succeed and that royalties/fees will be paid.

Parts are being manufactured by Detonics and firearms assembly has started.

Sid Woodcock, the co-General Partner of the partnership, who was involved solely in early stage technical design and production matters, passed away in June 2011 at age 87. Michel Maes is now sole General Partner of the partnership. He is a co-owner of an electronics company and is not a stock holder and does not play any role in the operating company now named Double Nickel, dba Detonics Defense Technologies.

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

DETONICS SMALL ARMS LIMITED (Registrant)

11-3-11	/s/ Michel E. Maes, General Partner
(Date)	(Signature)