Form 10-K
period 2011-12-31
DETONICS SMALL ARMS LTD
filed 2012-03-22
CIK 351397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For fiscal year ended: December 31, 2011

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

Large Accelerated filer status
Yes  [  ]   No  [X]

Non-Large Accelerated filer status
Yes  [  ]   No  [X]

Accelerated filer status
Yes  [  ]   No  [X]

Smaller Reporting Company status
Yes  [X]   No  [  ]

DOCUMENTS INCORPORATED BY REFERENCE

Form S-1, Detonics Small Arms Limited, Commission File No. 2-71136, but excluding the balance sheet of Detonics Small Arms Limited and Technology Development Corporation together with the report of independent certified public accountants, is incorporated by reference in Items 1, 5, 11 and 13.

Item 1:  Description of Business

Detonics Small Arms Limited (hereinafter called the "Partnership"), is a Washington State limited partnership organized as of January 28, 1981 for the purpose of acquiring the rights in a group of related firearms products and developing these products further to a point where they could be commercially produced and marketed.  The Partnership conducts no other business.  Michel E. Maes is the General Partner, and may remain as General Partner for the life of the Partnership unless removed pursuant to the Partnership Agreement.  Sidney H. Woodcock was a co-General Partner but passed away in 2011.  The sale of the Limited Partnership Interests in the Partnership were made pursuant to Registration Statement No. 2-71136 filed with the Securities and Exchange Commission and declared effective on October 23, 1981.  The purchasers of said Limited Partnership Interests for Phases 1, 2, 3, 4, 5 and 6 of the Partnership are the Limited Partners of the Partnership as of December 31, 1981.

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

On April 29, 1986, Detonics Small Arms Limited filed a petition for Reorganization under Chapter 11 of the Federal Bankruptcy Laws.  The petition was filed in the United States Bankruptcy Court for the Western District of Washington, at Seattle, as Case No. 86-02989-Wll.  Also, on April 29, 1986, Energy Sciences Corporation and Detonics Manufacturing Corporation filed petitions in the same court.  The petitions were assigned Case No.'s 86-02994-Wll and 86-02968-Wlll, respectively.  Energy Sciences Corporation was dismissed from Chapter 11 on May 13, 1988.  ESC had financial dealings and intercompany accounts with the partnership.  The assets of ESC, which included amounts owed by the partnership to ESC, were foreclosed upon by the sole secured creditor of ESC, the law firm of Murphy & Elgot, but the full effect on the partnership has not yet been determined:  (See Item 7 below).  In December 1986, Mr. Maes resigned as Director and Officer of ESC and DMC and was replaced by owners of American Sporting Arms Industries, (ASAI), pursuant to a buy-out offer.  ASAI defaulted on the purchase plan and on March 23, 1987, the Bankruptcy Court ordered the appointment of a trustee for ESC, DMC and the partnership.  On May 29, 1987, the trustee ordered the removal of all management personnel connected with ASAI and appointed a new manager, Mr. Van der Weij.  In August 1987, the sale of all assets of DMC to New Detonics Manufacturing Corporation (NDMC) was approved by the DMC Creditors Committee and the Bankruptcy Court.  NDMC defaulted on certain agreements and on September 11, 1992 all remaining assets of DMC were transferred by the Bankruptcy Court to the sole secured creditor, Murphy & Elgot.  On October 16, 1989 the United States Bankruptcy Court ordered that the partnership's Chapter 11 be converted to a Chapter 7.  The general partners of the partnership filed an amended motion to dismiss the Chapter 7.  This motion was granted onJune 21, 1990 and the partnership is no longer in bankruptcy.

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

Item 4:    Reserved

Item 5:    Market Price of and Dividends on the Registrant's Common Equity Related Security Holder Matters

(a)  There is no market for the Securities of the Registrant.  The Limited Partnership Units can not be traded and are only   transferred by inheritance.

(b)  There are 565 investor limited partners as of December 31, 2011.

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

Item 6:    Selected Financial Data

Detonics Small Arms Limited is a Limited Partnership and the partners hold partnership interests rather than stock.  A summary of financial activity for 2011 is as follows:

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

Mr. Jerry Ahern of Ahern Enterprises, had been assisting the partnership for several years in seeking financing for a third party entity to resume production of some or all of the partnership's products.  In 2004, Mr. Ahern informed the General Partners that his effort had been successful.  A company named Detonics USA LLC had been formed (not owned by the partnership) and that financing had been obtained. The partnership formalized a license agreement with Detonics USA LLC which  involved a royalty of about 4.95% of gross sales of each of the partnership's products manufactured and sold, appropriately divided among all the firearms partnerships and with Messrs Elgot and Moore. In late 2007, Detonics USA was sold to an entity called Double Nickel founded by Mr. Bruce Siddle. He is a noted author and weapons training consultant, and authority on   firearms and is a major owner and CEO of Double Nickel (doing business as  Detonics Defense Technologies).  Sid Woodcock, former co-General Partner of the partnership was a design consultant for Double Nickel (Detonics D T). Michel Maes, also co-General Partner of the partnership, is a principal and  large stockholder of an electronics company.  Mr. Maes will not be a stockholder and is not expected to play an active role in Double Nickel (Detonics).

Double Nickel (Detonics D T) will pay a flat fee of $25.00 for any gun based on the original and upgraded Detonics designs. They started limited production on their first firearm at the end of 2010.  No fees have yet been earned or paid to the partnership.

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

The Partnership's management assessed the effectiveness of the Partnership's disclosure controls and procedures as of

December 31, 2011 the end of the period covered by this Form 10-K report and concluded that they were effective.

In making this assessment, it used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, the Partnership's internal over financial reporting was effective.

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

9B   Other Information

None

PART III

Item 10:   Directors and Executive Officers of the Registrant

The Partnership has no directors or officers.  Management of the Partnership is vested in the General Partner.  The name of each present General Partner of the Partnership, the nature of other positions held by him, and his educational background is below:

Michel E. Maes, age 74, graduated from the University of Washington in Physics in 1959.  He subsequently did post-graduate work in various phases of physics.  He was an engineer of the Boeing Company from 1959 to 1961; an engineer and later Director of Advanced Projects for Rocket Research Corporation, from 1961 to 1966; President of Explosives Corporation of America and Chairman of the Board of Petroleum Technology Corporation, both subsidiaries of Rocket Research Corporation, from 1966 to 1971.  Up until December 5, 1986, Mr. Maes served as Chairman of the     Board at ESC.  Mr. Maes was co-founder in 1988 and President of LINC     Technology Corporation, an electronics firm, until 2009.

Sidney H. Woodcock, a second general partner, passed away at age 86, in 2011.  He was an internationally recognized expert in the field of nuclear reactor safeguards, and is a principal consultant to the United States Nuclear Regulatory Commission in the area of counter-sabotage, particularly as related to the application of explosives and explosive systems.  Mr. Woodcock had over thirty years of experience and was previously employed as Director of Special Projects for Explosives Corporation of America, and as Chief Range Officer, responsible for all explosive technology, for the Battelle Northwest facility of Battelle Memorial Institute at Richland, Washington.  From 1976 until 1985, Mr. Woodcock was President of Detonics Manufacturing Corporation.

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

Registrant:   Detonics Small Arms Limited

Date: 3-19-12	By:	/s/ Michel E. Maes
General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Date: 3-19-12	By:	/s/ Michel E. Maes
General Partner

Supplemental Information to be furnished with Reports filed pursuant to Sections 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

No annual reports or proxy materials have been or will be sent to security holders.

DETONICS SMALL ARMS LIMITED
BALANCE SHEET
DECEMBER 31, 2011 AND 2010
(UNAUDITED)

	12/31/11	12/31/10

ASSETS

Current Assets:
Cash	$.00	$.00
Royalties Receivable	.00	.00

TOTAL CURRENT ASSETS	$.00	.00

Intangible Assets Less Amortization	.00	.00

TOTAL ASSETS	.00	.00

LIABILITIES AND PARTNERS' CAPITAL:	$.00	$.00

Accounts Payable	.00	.00

TOTAL CURRENT LIABILITIES	.00	.00

Payable to Former Affiliates	672,769.01	672,769.01
Partners Capital (Deficit)	(672,769.01)	(672,769.01)

TOTAL LIABILITIES & PARTNERS' CAPITAL	.00	.00

The accompanying notes are an integral part of the financial statements

DETONICS SMALL ARMS LIMITED
STATEMENT OF INCOME
FOR THE YEAR ENDING
DECEMBER 31, 2011, 2010, & 2009
(UNAUDITED)

	12/31/11	12/31/10	12/31/09

Revenue
Royalty Revenue	$.00	$.00	$.00
Other Revenue	.00	.00	.00

TOTAL REVENUE	.00	.00	.00

Costs and Expenses:
Commissions	.00	.00	.00
Operating Expense	.00	.00	.00
Promotion	.00	.00	.00
Supplies	.00	.00	.00
Taxes	.00	.00	.00

TOTAL COSTS AND EXPENSES	.00	.00	.00

Net Income (Loss)	.00	.00	.00

The accompanying notes are an integral part of the financial statements

DETONICS SMALL ARMS LIMITED
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDING
DECEMBER 31, 2011, 2010, & 2009
(UNAUDITED)

	12/31/11	12/31/10	12/31/09

Net Cash From Operating Activities	$.00	$.00	$.00
Net Cash Used By Investing Activities	.00	.00	.00
Net Cash From Financing Activities	.00	.00	.00
Net Increase In Cash	.00	.00	.00
Cash At Beginning Of Period	.00	.00	.00
Cash At End Of Period	.00	.00	.00

The accompanying notes are an integral part of the financial statements

DETONICS SMALL ARMS LIMITED
STATEMENT OF PARTNERS' CAPITAL
FOR THE YEAR ENDING
DECEMBER 31, 2011, 2010, & 2009
(UNAUDITED)

	12/31/11	12/31/10	12/31/09

Contributions by Partners	$0.00	$0.00	$0.00
Capital Withdrawals	0.00	0.00	0.00
Syndication Costs	0.00	0.00	0.00
Accumulated Surplus (Deficit)	(672,769.01)	(672,769.01)	(672,769.01)
Net Income (Loss)	0.00	0.00	0.00
Partners' Capital (Deficit)	(672,769.01)	(672,769.01)	(672,769.01)

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

Due to the filing of Chapter 11 by the Partnership's affiliate, and by the Partnership, and due to the cessation of commercial activity relating to the Partnership's products, all accrual of interest and right of foreclosure has been suspended since 1987.  The Chapter 11proceeding of the Partnership's affiliate was dismissed on May 13, 1988.

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

An affiliate of the General Partners entered into a fixed price research and development contract with the Partnership.  The affiliate received$3,500,000 in cash in 1981 as payment for conducting all present and future research and development for phases 1-6 of the partnership.  The affiliate's costs for performing the research and development activities included certain general and administrative and overhead costs allocated by its parent company, an affiliate of the General Partners.

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