Form 10-Q
period 2012-06-30
DETONICS SMALL ARMS LTD
filed 2012-08-06
CIK 351397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

_____________________________
(Former name, former address and former fiscal year, if changed since last report)

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
Yes [   ]    No [X]

DETONICS SMALL ARMS LIMITED
BALANCE SHEET
June 30, 2012
(UNAUDITED)

	June 30, 2012	June 30, 2011
ASSETS
Cash	$0	$0
Royalties Receivable	0	0
TOTAL CURRENT ASSETS	0	0

Intangible Assets Less Amortization	$0	$0
Receivable from Affiliates Less Allowance	0	0
TOTAL ASSETS	0	0

LIABILITIES AND PARTNERS' EQUITY
Accounts Payable	$0	$0
Taxes Payable	0	0
TOTAL CURRENT LIABILITIES	0	0

Payable to Affiliates	$672,769	$672,769
TOTAL LIABILITIES	$672,769	$672,769

Partners' Capital	$(672,769)	$(672,769)
TOTAL LIABILITIES AND PARTNER'S EQUITY	0	0

DETONICS SMALL ARMS LIMITED
STATEMENT OF INCOME
FOR THE QUARTER ENDING
June 30, 2012
(UNAUDITED)

	June 30, 2012	June 30, 2011

Royalty Revenue	$0	0

Expenses	0	0

Net Income (Loss)	$0	0

NOTE: The products owned by the Partnership are subject to an intellectual property use agreement was signed with Double Nickel LLC/Detonics in late 2007. No royalties have yet been paid by Double Nickel.

DETONICS SMALL ARMS LIMITED
STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDING
June 30, 2012
(UNAUDITED)

	June 30, 2012	June 30, 2011

Net Cash Provided By Operating Activities	$0	$0

Net Cash Used By Investing Activities	0	0

Net Cash Provided By Financing Activities	0	0

Net Increase In Cash	$0	$0

Cash At Beginning Of Period	$0	$0

Cash At End Of Period	$0	$0

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

The partnership does not conduct any operations. Income is booked when royalties or fees only at such time are paid to the partnership.

No royalties or other income were booked in the second quarter of 2012.

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

There were no changes in our internal control over financial reporting during the three months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DETONICS SMALL ARMS LIMITED (Registrant)

8-3-2012	/s/ Michel E. Maes, General Partner
(Date)	(Signature)