Form 10-Q
period 2012-09-30
DETONICS SMALL ARMS LTD
filed 2012-11-06
CIK 351397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes [   ]    No [X]

DETONICS SMALL ARMS LIMITED
BALANCE SHEET
Sept. 30, 2012
(UNAUDITED)

	Sept. 30, 2012	Sept. 30, 2011
ASSETS
Cash	$0	$0
Royalties Receivable	0	0
TOTAL CURRENT ASSETS	0	0

Intangible Assets Less Amortization	$0	$0
Receivable from Affiliates Less Allowance	0	0
TOTAL ASSETS	0	0

LIABILITIES AND PARTNERS' EQUITY
Accounts Payable	$0	$0
Taxes Payable	0	0
TOTAL CURRENT LIABILITIES	0	0

Payable to Affiliates	$672,769	$672,769
TOTAL LIABILITIES	$672,769	$672,769

Partners' Capital	$(672,769)	$(672,769)
TOTAL LIABILITIES AND PARTNER'S EQUITY	0	0

DETONICS SMALL ARMS LIMITED
STATEMENT OF INCOME
FOR THE QUARTER ENDING
Sept. 30, 2012
(UNAUDITED)

	Sept. 30, 2012	Sept. 30, 2011

Royalty Revenue	$0	0

Expenses	0	0

Net Income (Loss)	$0	0

NOTE: The products owned by the Partnership are subject to an intellectual property use agreement was signed with Double Nickel LLC/Detonics in late 2007. No royalties have yet been paid by Double Nickel.

DETONICS SMALL ARMS LIMITED
STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDING
Sept. 30, 2012
(UNAUDITED)

	Sept. 30, 2012	Sept. 30, 2011

Net Cash Provided By Operating Activities	$0	$0

Net Cash Used By Investing Activities	0	0

Net Cash Provided By Financing Activities	0	0

Net Increase In Cash	$0	$0

Cash At Beginning Of Period	$0	$0

Cash At End Of Period	$0	$0

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

The partnership does not conduct any operations. Income is booked when royalties or fees only at such time are paid to the partnership.

No royalties or other income were booked in the third quarter of 2012.

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

Parts are being manufactured by Detonics and firearms assembly has started on a limited basis.

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

Item 3:	Market Risk

The partnership's units are not tradeable and no market exists for them.
The units can be transfered to or from family trusts or by inheritence.

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings: None

Item 2:	Unregisterd Sales of Equity securities and Use of Proceeds: None

Item 3:	Defaults Upon Senior Securities: None

Item 4:	Controls and Procedures:

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

The General Partner has reviewed the effectiveness of the Partnership's disclosure controls and procedures as of the end of Sept. 30, 2012 for this Form 10-Q report and have concluded that the disclosure controls and procedures are effective.

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

DETONICS SMALL ARMS LIMITED (Registrant)

11-5-2012	/s/ Michel E. Maes, General Partner
(Date)	(Signature)