Form 10-K
period 2012-12-31
DETONICS SMALL ARMS LTD
filed 2013-03-15
CIK 351397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For fiscal year ended: December 31, 2012

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

(b)  There are 565 investor limited partners as of December 31, 2012.

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

Item 6:    Selected Financial Data

Detonics Small Arms Limited is a Limited Partnership and the partners hold partnership interests rather than stock. A summary of financial activity for the year ending 2012 is as follows:

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

The Partnership's management assessed the effectiveness of the Partnership's disclosure controls and procedures as of December 31, 2012 the end of the period covered by this Form 10-K report and concluded that they were effective.

In making this assessment, it used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, the Partnership's internal over financial reporting was effective.

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

Michel E. Maes, age 75, graduated from the University of Washington in Physics in 1959. He subsequently did post-graduate work in various phases of physics. He was an engineer of the Boeing Company from 1959 to 1961; an engineer and later Director of Advanced Projects for Rocket Research Corporation, from 1961 to 1966; President of Explosives Corporation of America and Chairman of the Board of Petroleum Technology Corporation, both subsidiaries of Rocket Research Corporation, from 1966 to 1971. Up until December 5, 1986, Mr. Maes served as Chairman of the Board at ESC. Mr. Maes was co-founder in 1988 and President of LINC Technology Corporation, an electronics firm, until 2009.

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

Registrant:   Detonics Small Arms Limited

Date: 3-15-13	By:	/s/ Michel E. Maes
General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Date: 3-15-13	By:	/s/ Michel E. Maes
General Partner

Supplemental Information to be furnished with Reports filed pursuant to Sections 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

No annual reports or proxy materials have been or will be sent to security holders.

DETONICS SMALL ARMS LIMITED
BALANCE SHEET
DECEMBER 31, 2012 AND 2011
(UNAUDITED)

	12/31/12	12/31/11

ASSETS

Current Assets:
Cash	$.00	$.00
Royalties Receivable	.00	.00

TOTAL CURRENT ASSETS	$.00	.00

Intangible Assets Less Amortization	.00	.00

TOTAL ASSETS	.00	.00

LIABILITIES AND PARTNERS' CAPITAL:	$.00	$.00

Accounts Payable	.00	.00

TOTAL CURRENT LIABILITIES	.00	.00

Payable to Former Affiliates	672,769.01	672,769.01
Partners Capital (Deficit)	(672,769.01)	(672,769.01)

TOTAL LIABILITIES & PARTNERS' CAPITAL	.00	.00

The accompanying notes are an integral part of the financial statements

DETONICS SMALL ARMS LIMITED
STATEMENT OF INCOME
FOR THE YEAR ENDING
DECEMBER 31, 2012, 2011, & 2010
(UNAUDITED)

	12/31/12	12/31/11	12/31/10

Revenue
Royalty Revenue	$.00	$.00	$.00
Other Revenue	.00	.00	.00

TOTAL REVENUE	.00	.00	.00

Costs and Expenses:
Commissions	.00	.00	.00
Operating Expense	.00	.00	.00
Promotion	.00	.00	.00
Supplies	.00	.00	.00
Taxes	.00	.00	.00

TOTAL COSTS AND EXPENSES	.00	.00	.00

Net Income (Loss)	.00	.00	.00

The accompanying notes are an integral part of the financial statements

DETONICS SMALL ARMS LIMITED
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDING
DECEMBER 31, 2012, 2011, & 2010
(UNAUDITED)

	12/31/12	12/31/11	12/31/10

Net Cash From Operating Activities	$.00	$.00	$.00
Net Cash Used By Investing Activities	.00	.00	.00
Net Cash From Financing Activities	.00	.00	.00
Net Increase In Cash	.00	.00	.00
Cash At Beginning Of Period	.00	.00	.00
Cash At End Of Period	.00	.00	.00

The accompanying notes are an integral part of the financial statements

DETONICS SMALL ARMS LIMITED
STATEMENT OF PARTNERS' CAPITAL
FOR THE YEAR ENDING
DECEMBER 31, 2012, 2011, & 2010
(UNAUDITED)

	12/31/12	12/31/11	12/31/10

Contributions by Partners	$0.00	$0.00	$0.00
Capital Withdrawals	0.00	0.00	0.00
Syndication Costs	0.00	0.00	0.00
Accumulated Surplus (Deficit)	(672,769.01)	(672,769.01)	(672,769.01)
Net Income (Loss)	0.00	0.00	0.00
Partners' Capital (Deficit)	(672,769.01)	(672,769.01)	(672,769.01)

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

Upon dissolution of the Partnership, proceeds of the liquidation will be applied in accordance with the terms of the Amended Certificate and Agreement of Limited Partnership in the following order of priority:

1)	To the payment of liabilities of the Partnership and expenses of liquidation;

2)	To the setting up of any reserves which the General Partners may deem reasonably necessary for any contingent or unforeseen liabilities or obligations of the Partnership, or of the General Partners, arising out of or in connection with the Partnership;

3)	To the setting up of any reserves which the General Partners may deem reasonably necessary for any contingent or unforeseen liabilities or obligations of the Partnership, or of the General Partners, arising out of or in connection with the Partnership;

4)	Any balance then remaining shall be apportioned among all the partners as follows:
Limited Partners, pro rata	95%
General Partners	5%

Pursuant to the terms of the Partnership Agreement, the General Partners are not required to contribute to the Partnership any deficit in their capital accounts which exist after application of proceeds of liquidation as set forth above.

2.  Significant Accounting Policies

Basis of Reporting

The records of the Partnership are maintained using the cash basis of accounting. A substantial portion of the transactions of the Limited Partnership have been with the entities affiliated with the General Partners.

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