Form 10-Q
period 2013-03-31
DETONICS SMALL ARMS LTD
filed 2013-05-10
CIK 351397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Yes [   ]    No [X]

DETONICS SMALL ARMS LIMITED
BALANCE SHEET
March. 31, 2013
(UNAUDITED)

	March 31, 2013	March 31, 2012
ASSETS
Cash	$0	$0
Royalties Receivable	0	0
TOTAL CURRENT ASSETS	0	0

Intangible Assets Less Amortization	$0	$0
Receivable from Affiliates Less Allowance	0	0
TOTAL ASSETS	0	0

LIABILITIES AND PARTNERS' EQUITY
Accounts Payable	$0	$0
Taxes Payable	0	0
TOTAL CURRENT LIABILITIES	0	0

Payable to Affiliates	$672,769	$672,769
TOTAL LIABILITIES	$672,769	$672,769

Partners' Capital	$(672,769)	$(672,769)
TOTAL LIABILITIES AND PARTNER'S EQUITY	0	0

DETONICS SMALL ARMS LIMITED
STATEMENT OF INCOME
FOR THE QUARTER ENDING
March 31, 2013
(UNAUDITED)

	March 31, 2013	March 31, 2012

Royalty Revenue	$0	0

Expenses	0	0

Net Income (Loss)	$0	0

NOTE: The products owned by the Partnership are subject to an intellectual property use agreement was signed with Double Nickel LLC/Detonics in late 2007. No royalties have yet been paid by Double Nickel.

DETONICS SMALL ARMS LIMITED
STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDING
March 31, 2013
(UNAUDITED)

	March 31, 2013	March 31, 2012

Net Cash Provided By Operating Activities	$0	$0

Net Cash Used By Investing Activities	0	0

Net Cash Provided By Financing Activities	0	0

Net Increase In Cash	$0	$0

Cash At Beginning Of Period	$0	$0

Cash At End Of Period	$0	$0

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

The partnership does not conduct any operations. Income is booked when royalties or fees only at such time are paid to the partnership.

No royalties or other income were booked in the first quarter of 2013.

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

Parts are being manufactured by Detonics Defense Technologies and some firearms assembly has been started.

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

The General Partner has reviewed the effectiveness of the Partnership's disclosure controls and procedures as of the end of March 31, 2013 for this Form 10-Q report and have concluded that the disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DETONICS SMALL ARMS LIMITED (Registrant)

5-10-2013	/s/ Michel E. Maes, General Partner
(Date)	(Signature)