Form 10-K
period 2013-12-31
DETONICS SMALL ARMS LTD
filed 2014-03-19
CIK 351397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For fiscal year ended: December 31, 2013

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

The Partnership has no employees. The Partnership had originally licensed the manufacture and sale of its products to Detonics Manufacturing Corporation, (DMC), a subsidiary of Energy Sciences Corporation, (ESC). The Partnership has subsequently licensed New Detonics Manufacturing Corporation, (NDMC), as more fully described below in Items 3, 4, and 7. The principal products of the partnership are four semi-automatic pistols, called the CombatMaster, ScoreMaster, ServiceMaster and Pocket Nine and a Top Break Revolver. Only the first three were manufactured and sold at DMC during the period from 1983 to 1986. The General Partners were informed that the ScoreMaster and ServiceMaster were put back into production by NDMC in 1989, however, in

March 1992 the General Partners were informed production of all firearms had been suspended by NDMC in late 1991. NDMC has abandoned production and ceased operations. In 1992, all manufacturing rights and other intangible assets were returned by NDMC to the Bankruptcy Trustee and subsequently transferred to the sole secured creditor of DMC, the law firm of Murphy & Elgot. Mr. Murphy passed away in 1997 and the firm's interest now belongs to Mr. Elgot and Mr. Moore. With the cooperation of Mr. Elgot, the General Partners have been seeking new licensees for those products. The General Partners believe the products continue to be viable. As in the past, the primary market for the partnership's products is believed to be law enforcement and competitive target shooters. See Item 7 below.

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

(b)  There are 565 investor limited partners as of December 31, 2013.

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

Item 6:    Selected Financial Data

Detonics Small Arms Limited is a Limited Partnership and the partners hold partnership interests rather than stock. A summary of financial activity for the year ending 2013 is as follows:

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

Mr. Jerry Ahern of Ahern Enterprises, had been assisting the partnership for several years in seeking financing for a third party entity to resume production of some or all of the partnership's products. In 2004, Mr. Ahern informed the General Partners that his effort had been successful. A company named Detonics USA LLC had been formed (not owned by the partnership) and that financing had been obtained. The partnership formalized a license agreement with Detonics USA LLC which involved a royalty of about 4.95% of gross sales of each of the partnership's products manufactured and sold, appropriately divided among all the firearms partnerships and with Messrs Elgot and Moore. In late 2007, Detonics USA was sold to an entity called Double Nickel founded by Mr. Bruce Siddle. He is a noted author and weapons training consultant, and authority on firearms and is a major owner and CEO of Double Nickel (doing business as Detonics Defense Technologies). Sid Woodcock, former co-General Partner of the partnership was a design consultant for Double Nickel (Detonics D T). Michel Maes, also co-General Partner of the partnership, is a co-founder and large stockholder of an electronics company. Mr. Maes will not be a stockholder and is not expected to play an active role in Double Nickel (Detonics).

Double Nickel (Detonics D T) will pay a flat fee of $25.00 for any gun based on the original and upgraded Detonics designs. They started limited production on their first firearm at the end of 2010. No fees have yet been paid to the partnership.

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

The Partnership's management assessed the effectiveness of the Partnership's disclosure controls and procedures as of

December 31, 2013 the end of the period covered by this Form 10-K report and concluded that they were effective.

In making this assessment, it used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on our assessment, we believe that, as of December 31, 2013, the Partnership's internal over financial reporting was effective.

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

Michel E. Maes, age 76, graduated from the University of Washington in Physics in 1959. He subsequently did post-graduate work in various phases of physics. He was an engineer of the Boeing Company from 1959 to 1961; an engineer and later Director of Advanced Projects for Rocket Research Corporation, from 1961 to 1966; President of Explosives Corporation of America and Chairman of the Board of Petroleum Technology Corporation, both subsidiaries of Rocket Research Corporation, from 1966 to 1971. Up until December 5, 1986, Mr. Maes served as Chairman of the Board at ESC. Mr. Maes was co-founder in 1988 and President of LINC Technology Corporation, an electronics firm, until 2009.

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

(c)  here are no agreements or arrangements known which could affect control of the Partnership.

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

Registrant:   Detonics Small Arms Limited

Date: 3-15-14	By:	/s/ Michel E. Maes
General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Date: 3-15-14	By:	/s/ Michel E. Maes
General Partner

Supplemental Information to be furnished with Reports filed pursuant to Sections 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

No annual reports or proxy materials have been or will be sent to security holders.

DETONICS SMALL ARMS LIMITED
BALANCE SHEET
DECEMBER 31, 2013 AND 2012
(UNAUDITED)

	12/31/13	12/31/12

ASSETS

Current Assets:
Cash	$.00	$.00
Royalties Receivable	.00	.00

TOTAL CURRENT ASSETS	$.00	.00

Intangible Assets Less Amortization	.00	.00

TOTAL ASSETS	.00	.00

LIABILITIES AND PARTNERS' CAPITAL:	$.00	$.00

Accounts Payable	.00	.00

TOTAL CURRENT LIABILITIES	.00	.00

Payable to Former Affiliates	672,769.01	672,769.01
Partners Capital (Deficit)	(672,769.01)	(672,769.01)

TOTAL LIABILITIES & PARTNERS' CAPITAL	.00	.00

The accompanying notes are an integral part of the financial statements

DETONICS SMALL ARMS LIMITED
STATEMENT OF INCOME
FOR THE YEAR ENDING
DECEMBER 31, 2013, 2012, & 2011
(UNAUDITED)

	12/31/13	12/31/12	12/31/11

Revenue
Royalty Revenue	$.00	$.00	$.00
Other Revenue	.00	.00	.00

TOTAL REVENUE	.00	.00	.00

Costs and Expenses:
Commissions	.00	.00	.00
Operating Expense	.00	.00	.00
Promotion	.00	.00	.00
Supplies	.00	.00	.00
Taxes	.00	.00	.00

TOTAL COSTS AND EXPENSES	.00	.00	.00

Net Income (Loss)	.00	.00	.00

The accompanying notes are an integral part of the financial statements

DETONICS SMALL ARMS LIMITED
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDING
DECEMBER 31, 2013, 2012, & 2011
(UNAUDITED)

	12/31/13	12/31/12	12/31/11

Net Cash From Operating Activities	$.00	$.00	$.00
Net Cash Used By Investing Activities	.00	.00	.00
Net Cash From Financing Activities	.00	.00	.00
Net Increase In Cash	.00	.00	.00
Cash At Beginning Of Period	.00	.00	.00
Cash At End Of Period	.00	.00	.00

The accompanying notes are an integral part of the financial statements

DETONICS SMALL ARMS LIMITED
STATEMENT OF PARTNERS' CAPITAL
FOR THE YEARS 2013, 2012, & 2011
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