Form 10-K
period 2015-12-31
DETONICS SMALL ARMS LTD
filed 2016-03-15
CIK 351397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended: December 31, 2015

Commission File Number: 002-71136

DETONICS SMALL ARMS LIMITED
(Exact name of registrant as specified in its charter)

Washington	91-1150122
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14508 SE 51st, Bellevue, WA 98006
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (425) 746-6761

Securities registered pursuant to Section 12(b) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  [  ]   No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  [  ]   No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  [X]   No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
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

(b)  There are 565 investor limited partners as of December 31, 2015.

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

Item 6:    Selected Financial Data

Detonics Small Arms Limited is a Limited Partnership and the partners hold partnership interests rather than stock. A summary of financial activity for the year ending 2015 is as follows:

Royalty Revenues	$0
Other Revenues	0
Loss from Continuing Operations	0
Net Income per Partnership Unit	0

Total Assets	0
Long Term Obligations	$664,924.69

Royalty Payments per Partnerhip Unit	0

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

The Partnership's management assessed the effectiveness of the Partnership's disclosure controls and procedures as of

December 31, 2015 the end of the period covered by this Form 10-K report and concluded that they were effective.

In making this assessment, it used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on our assessment, we believe that, as of December 31, 2015, the Partnership's internal over financial reporting was effective.

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

Registrant:   Detonics Small Arms Limited

Date: 3-15-16	By:	/s/ Michel E. Maes
General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Date: 3-15-16	By:	/s/ Michel E. Maes
General Partner

Supplemental Information to be furnished with Reports filed pursuant to Sections 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

No annual reports or proxy materials have been or will be sent to security holders.

DETONICS SMALL ARMS LIMITED
BALANCE SHEET
DECEMBER 31, 2015 & 2014
(UNAUDITED)

	12/31/15	12/31/14

ASSETS

Current Assets:
Cash	$0	$0
Royalties Receivable	0	0

TOTAL CURRENT ASSETS	$0	0

Intangible Assets Less Amortization	0	0

TOTAL ASSETS	0	0

LIABILITIES AND PARTNERS' CAPITAL:	$0	$0

Accounts Payable	0	0

TOTAL CURRENT LIABILITIES	0	0

Payable to Former Affiliates	672,769.01	672,769.01
Partners Capital (Deficit)	(672,769.01)	(672,769.01)

TOTAL LIABILITIES & PARTNERS' CAPITAL	0	0

The accompanying notes are an integral part of the financial statements

DETONICS SMALL ARMS LIMITED
STATEMENT OF INCOME
FOR THE YEAR ENDING
DECEMBER 31, 2015, 2014, & 2013
(UNAUDITED)

	12/31/15	12/31/14	12/31/13

Revenue
Royalty Revenue	$0	$0	$0
Other Revenue	0	0	0

TOTAL REVENUE	0	0	0

Costs and Expenses:
Commissions	0	0	0
Operating Expense	0	0	0
Promotion	0	0	0
Supplies	0	0	0
Taxes	0	0	0

TOTAL COSTS AND EXPENSES	0	0	0

Net Income (Loss)	0	0	0

The accompanying notes are an integral part of the financial statements

DETONICS SMALL ARMS LIMITED
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDING
DECEMBER 31, 2015, 2014, & 2013
(UNAUDITED)

	12/31/15	12/31/14	12/31/13

Net Cash From Operating Activities	$0	$0	$0
Net Cash Used By Investing Activities	0	0	0
Net Cash From Financing Activities	0	0	0
Net Increase In Cash	0	0	0
Cash At Beginning Of Period	0	0	0
Cash At End Of Period	0	0	0

The accompanying notes are an integral part of the financial statements

DETONICS SMALL ARMS LIMITED
STATEMENT OF PARTNERS' CAPITAL
FOR THE YEARS 2015, 2014, & 2013
(UNAUDITED)

	12/31/15	12/31/14	12/31/13

Contributions by Partners	$0	$0	$0
Capital Withdrawals	0	0	0
Syndication Costs	0	0	0
Accumulated Surplus (Deficit)	(672,769.01)	(672,769.01)	(672,769.01)
Net Income (Loss)	0	0	0
Partners' Capital (Deficit)	(672,769.01)	(672,769.01)	(672,769.01)

The accompanying notes are an integral part of the financial statements

DETONICS SMALL ARMS LIMITED
(a Washington State limited partnership)
NOTES TO THE FINANCIAL STATEMENTS

1.  Partnership Organization and Operations

Detonics Small Arms Limited, a Washington State limited partnership ("the partnership"), was formed on January 28, 1981 for the purpose of raising certain capital through the public offering of Limited Partnership interests (4,250 units; $1,000 per unit), and acquiring the rights to and conducting research and development with respect to a group of small arms products. Subsequently, the Partnership commenced limited manufacturing and marketing activities for certain products. The Partnership has one general partner and limited partners comprised of certain investor groups.

The Partnership entered the production stage. Development of the small arms products was completed. For admission to the Partnership, an investor is assigned to a group (one group is associated with each phase), based on the timing of receipt of the contribution. 4,250 limited partnership units are outstanding. The units of the Partnership are non-assessable.

Partners' Capital

Initial contributions aggregating $4,250,000 were made by the Limited Partners in 1981. The General Partners have not and will not make any capital contributions. Partners share in income or loss of the partnership as set forth below.

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